Form 10-Q
period 1998-09-30
HENRY CO
filed 1998-11-16
CIK 46916

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

     Commission file number ____________

                                  HENRY COMPANY
              -----------------------------------------------------
              (Exact Name of Registrant as Specific in Its Charter)

            California                                      95-3618402
  ---------------------------------                     -------------------
    (State or Other Jurisdiction                         (I.R.S. Employer
  of Incorporation or Organization)                     Identification No.)

    2911 Slauson Avenue, Huntington Park, California              90255
    ------------------------------------------------            ----------
        (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, Including Area Code    (323) 583-5000
                                                      --------------


             ---------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report.

         Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days Yes  X    No
                                                                  ---      ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 13, 1998, there were 227,500 shares of the registrant's common stock, no par value, outstanding.

                                  HENRY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                SEPTEMBER 30, 1998


PART I.   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of December 31, 1997
     and September 30, 1998 (Unaudited).....................................  3

    Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and September 30, 1998 (Unaudited)............  4

    Consolidated Statements of Changes in Shareholders' Equity
     for the nine months ended September 30, 1998 (Unaudited)...............  5

    Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1997 and September 30, 1998 (Unaudited)..................  6

    Notes to Condensed Consolidated Financial Statements....................  7

  ITEM 2.   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................ 15

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 21

PART II.  OTHER INFORMATION................................................. 21

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 21

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................ 21

SIGNATURES.................................................................. 23

PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                                HENRY COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,       September 30,
                                                                                                    1997                1998
                                                                                                ------------       -------------
                                                                                                                    (Unaudited)
                                           ASSETS:
Current assets:
   Cash and cash equivalents..................................................................     $118,857         $11,640,466
   Trade accounts receivable, net of allowance for
      doubtful accounts of $161,365 and $497,368 for
      1997 and 1998, respectively.............................................................   10,368,904          32,860,258
   Inventories................................................................................    5,882,262          16,156,711
   Receivables from affiliate.................................................................    2,264,341           2,704,202
   Notes receivable...........................................................................      448,721             479,152
   Prepaid expenses and other current assets..................................................    1,197,167           2,749,667
                                                                                                -----------        ------------
        Total current assets..................................................................   20,280,252          66,590,456

Property and equipment, net...................................................................    5,483,188          26,392,209
Cash surrender value of life insurance, net...................................................    1,658,305           3,993,906
Intangibles, net..............................................................................      702,091          37,422,611
Notes receivable..............................................................................      299,654             247,279
Note receivable from affiliate................................................................    1,863,072           1,863,072
Other.........................................................................................      131,085             246,778
                                                                                                -----------        ------------
        Total assets..........................................................................  $30,417,647        $136,756,311
                                                                                                -----------        ------------
                                                                                                -----------        ------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable...........................................................................   $4,846,131         $12,662,047
   Accrued expenses...........................................................................    3,622,011          13,570,317
   Notes payable, current portion.............................................................      638,199             377,823
   Income taxes payable.......................................................................         --             1,431,962
   Borrowings under lines of credit...........................................................    3,970,381           4,153,195
                                                                                                -----------        ------------
        Total current liabilities.............................................................   13,076,722          32,195,344
Notes payable.................................................................................    4,116,345             738,813
Environmental reserve.........................................................................         --             3,448,939
Deferred income taxes.........................................................................         --             2,189,123
Deferred warranty revenue.....................................................................    2,002,569           2,120,943
Deferred compensation.........................................................................    1,076,187           1,063,218
Subordinated shareholder debt.................................................................    5,023,466                --
Senior Notes..................................................................................         --            85,000,000
                                                                                                -----------        ------------
        Total liabilities.....................................................................   25,295,289         126,756,380

Redeemable convertible preferred stock........................................................         --             1,439,000

Shareholders' equity:
     Common stock.............................................................................    2,853,669           4,691,080
     Additional paid-in capital...............................................................    2,682,152           2,844,741
     Cumulative translation adjustment........................................................         --              (797,220)
     Retained earnings (accumulated deficit)..................................................     (413,463)          1,822,330
                                                                                                -----------        ------------
        Total shareholders' equity............................................................    5,122,358           8,560,931
                                                                                                -----------        ------------
        Total liabilities and shareholders' equity............................................  $30,417,647        $136,756,311
                                                                                                -----------        ------------
                                                                                                -----------        ------------

                The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                       September 30,
                                                                    ------------------------              ---------------------
                                                                    1997                1998              1997             1998
                                                                    ----                ----              ----             ----
Net sales...............................................        $21,122,950        $56,796,945        $46,839,441     $108,904,548
Cost of sales...........................................         14,445,358         39,084,335         33,146,092       75,091,639
                                                                -----------        -----------        -----------     ------------
      Gross profit......................................          6,677,592         17,712,610         13,693,349       33,812,909
Operating expenses:
      Selling, general and administrative...............          4,984,719         11,601,041         12,558,493       24,206,002
      Amortization of intangibles.......................             34,310            763,087            102,931        1,385,300
                                                                -----------        -----------        -----------     ------------
      Operating income..................................          1,658,563          5,348,482          1,031,925        8,221,607
Other expense (income):
      Interest expense..................................            371,908          2,237,689          1,103,319        4,336,725
      Interest and other income, net....................            (78,407)           (61,711)          (254,589)        (183,811)
                                                                -----------        -----------        -----------     ------------
      Income before provision for income taxes..........          1,365,062          3,172,504            183,195        4,068,693
Provision for income taxes..............................               --            1,554,902               --          1,032,900
                                                                -----------        -----------        -----------     ------------
      Net income .......................................         $1,365,062         $1,617,602           $183,195       $3,035,793
                                                                -----------        -----------        -----------     ------------
                                                                -----------        -----------        -----------     ------------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           AS OF SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                         Common Stock
                                    --------------------                             Cumulative        Retained
                                    Issued                         Additional       Translation        Earnings
                                    Shares        Amount        Paid-in Capital      Adjustment        (Deficit)          Total
                                    ------        ------        ---------------     -----------        ---------          -----
Balances, December 31, 1997.....    200,100     $2,853,669        $2,682,152              --           ($413,463)       $5,122,358
Merger of Warner Development
   Company of Texas into
   Henry Company................       (100)      (162,589)          162,589              --                --                --
Issuance of common stock........     27,500      2,000,000              --                --                --           2,000,000
Dividend to shareholders........       --             --                --                --            (800,000)         (800,000)
Comprehensive income:
   Net income...................       --             --                --                --           3,035,793         3,035,793
   Other comprehensive
      income:
      Change in cumulative
        translation adjustment..       --             --                --            (797,220)             --            (797,220)
                                                                                                                        ----------
Total comprehensive
   income.......................                                                                                         2,238,573
                                    -------     ----------        ----------         ---------        ----------        ----------
Balances, September 30, 1998....    227,500     $4,691,080        $2,844,741         ($797,220)       $1,822,330        $8,560,931
                                    -------     ----------        ----------         ---------        ----------        ----------
                                    -------     ----------        ----------         ---------        ----------        ----------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                HENRY COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1998
                                 (UNAUDITED)

                                                                                                    1997                1998
                                                                                                    ----                ----
Cash flows from operating activities:
   Net income.............................................................................         $183,195           $3,035,793
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization.......................................................        1,020,482            1,934,585
      Provision for doubtful accounts.....................................................          180,820              218,764
      Noncompetition and goodwill amortization............................................           48,760            1,385,300
      Interest on subordinated shareholder debt...........................................          286,201              176,506
      Loss (gain) on disposal of property and equipment...................................            1,532             (138,262)
      Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable...............................................................       (4,339,797)          (5,440,118)
        Inventories.......................................................................          346,858             (759,449)
        Receivables from affiliates.......................................................        1,268,110             (439,861)
        Notes receivable..................................................................           12,956              171,944
        Cash surrender value of life insurance............................................         (576,638)            (663,601)
        Other assets......................................................................         (210,515)            (794,488)
        Accounts payable and accrued expenses.............................................        2,584,395            5,015,245
        Deferred warranty revenue.........................................................          137,595              118,375
        Deferred compensation.............................................................           48,766              (12,969)
                                                                                               ------------         ------------
              Net cash provided by operating activities...................................          992,720            3,807,764
                                                                                               ------------         ------------

Cash flows from investing activities:
   Capital expenditures...................................................................         (499,847)          (1,361,499)
   Proceeds from the disposal of property and equipment...................................           26,799              178,212
   Acquisition of business, net of cash acquired..........................................         (134,779)         (43,819,000)
   Investment in affiliate................................................................          (52,138)             (19,582)
                                                                                               ------------         ------------
              Net cash used in investing activities.......................................         (659,965)         (45,021,869)
                                                                                               ------------         ------------

Cash flows from financing activities:
   Net repayments under line of credit agreements.........................................         (130,980)         (14,157,186)
   Repayments under notes payable agreements..............................................         (484,407)         (11,364,189)
   Borrowings under notes payable agreements..............................................          427,278                4,281
   Payments on subordinated shareholder debt..............................................         (286,347)          (5,199,972)
   Payments of finance fees for note offering.............................................             --             (2,550,000)
   Proceeds from Series B Senior Notes....................................................             --             85,000,000
   Proceeds from issuance of common stock.................................................             --              2,000,000
   Proceeds from issuance of preferred stock..............................................             --                600,000
   Dividends paid.........................................................................             --               (800,000)
                                                                                               ------------         ------------
              Net cash (used in) provided by financing activities.........................         (474,456)          53,532,934
                                                                                               ------------         ------------
              Effect of changes in exchange rate on cash..................................             --               (797,220)
                                                                                               ------------         ------------
              Net increase (decrease) in cash and cash equivalents........................         (141,701)          11,521,609

Cash and cash equivalents at beginning of period..........................................          300,162              118,857
                                                                                               ------------         ------------
Cash and cash equivalents at end of period................................................         $158,461          $11,640,466
                                                                                               ------------         ------------
                                                                                               ------------         ------------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended December 31, 1997 and the Monsey Products Co. ("Monsey Bakor") audited financial statements and footnotes as of and for the year ended December 31, 1997, each contained in the Company's Amendment No. 2 to Registration Statement on Form S-4 filed September 11, 1998 (Registration No. 333-59485). Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full fiscal year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         As more fully described in Note 2, the interim financial statements for the three and nine months ended September 30, 1998 include the financial results and accounts of Monsey Bakor and its subsidiaries which were acquired by the Company on April 22, 1998. The Acquisition was accounted for using the purchase method of accounting and accordingly the results of operations of Monsey Bakor since the acquisition date have been included in the consolidated financial statements of the Company.

2. BUSINESS ACQUISITION AND NOTE OFFERING:

         On April 22, 1998, the Company completed the acquisition of Monsey Bakor and its subsidiaries (the "Acquisition") which are engaged in the distribution and manufacture of roof coatings, adhesives and membranes, and waterproofing and air barrier systems, for residential and commercial applications. The cash purchase price was $42,750,000 with an additional $3,227,000 paid at closing to certain selling shareholders of Monsey Bakor for noncompetition agreements. A selling shareholder also purchased 22,500 shares of redeemable convertible preferred stock of the Company for $600,000 cash as more fully discussed in Note 8. The Acquisition was accounted for using the purchase method of accounting.

         Concurrent with the Acquisition, the Company conducted a senior note offering (the "Offering") in the aggregate principal amount of $85,000,000 as more fully discussed in Note 5.

         Also concurrent with the Acquisition, the Company converted its tax status from an S Corporation under Section 1361 of the Internal Revenue Code (the "Code") to a C Corporation status. Subsequent to the election the Company is required to pay federal and state corporate income taxes on its taxable income.

         In accordance with the requirements of APB Opinion No. 16 "Business Combinations," the following unaudited pro forma summary presents the results of operations of the Company as if the Acquisition and Offering had occurred as of the beginning of each period presented. The pro forma adjustments include the results of operations for Monsey Bakor for the period prior to the acquisition, adjustment for compensation expense in excess of amounts paid under new employment agreements, amortization of intangible assets created as a result of the Acquisition, interest expense on the debt issued as part of the Offering, and related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and Monsey Bakor had been a single entity during the three and nine month periods ended September 30, 1998, nor is such information indicative of the results of operations which may occur in the future.

                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                       SEPTEMBER 30, 1998         SEPTEMBER 30, 1998
                                       ------------------         ------------------
Net sales...........................      $ 56,797,548               $142,744,548
                                          ------------               ------------
                                          ------------               ------------
Net income..........................      $  1,286,934               $  1,169,934
                                          ------------               ------------
                                          ------------               ------------


         The Company's preliminary purchase price allocation reflecting the acquisition is as follows:


Cash paid at closing for Monsey Bakor stock and
   noncompetition agreements.............................     $45,977,000
Fair value of redeemable convertible preferred
   stock in excess of cash received......................         839,000
Financing fees related to the Offering and other
   costs related to the transactions.....................       4,200,000
                                                              -----------
                                                               51,016,000
Tangible net assets acquired.............................      17,366,000
                                                              -----------
                                                              $33,650,000
                                                              -----------
                                                              -----------

                                                                            AMORTIZABLE
                                                           AMOUNT               LIFE
                                                         -----------        -----------
Excess of cost over the estimated fair
   value of net assets acquired...................       $27,873,000           15 years
Noncompetition agreements.........................         3,227,000           10 years
Financing fees....................................         2,550,000           10 years
                                                         -----------
                                                         $33,650,000
                                                         -----------
                                                         -----------

3. INVENTORIES:

         Inventories consist of the following:

                                             December 31,       September 30,
                                                 1997               1998
                                             ------------       -------------
Raw materials............................     $2,232,684        $ 7,746,025
Finished goods...........................      3,649,578          8,410,686
                                              ----------        -----------
                                              $5,882,262        $16,156,711
                                              ----------        -----------
                                              ----------        -----------

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                 December 31,    September 30,
                                                     1997            1998
                                                 ------------    -------------
Buildings.....................................  $   463,375       $ 9,781,643
Machinery and equipment.......................   10,129,940        18,592,920
Office furniture and equipment................    2,344,253         3,688,045
Automotive equipment..........................    1,447,456         1,683,670
Leasehold improvements........................    3,047,521         3,114,166
Other.........................................      330,695           330,695
                                                -----------       -----------
                                                 17,763,240        37,191,139
Less, accumulated depreciation and
    amortization..............................   13,207,170        14,958,106
                                                -----------       -----------
                                                  4,556,070        22,233,033
Land..........................................      472,162         2,945,279
Construction-in-progress......................      454,956         1,213,897
                                                -----------       -----------
                                                $ 5,483,188       $26,392,209
                                                -----------       -----------
                                                -----------       -----------

5. LONG-TERM DEBT AND CREDIT FACILITIES:

         On April 22, 1998 the Company privately issued and sold $85,000,000 of Senior Notes due in 2008. Interest on the Notes is payable semi-annually at 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Company bank debt, (ii) retire existing Company subordinated shareholder debt, (iii) acquire Monsey Bakor,
(iv) retire a substantial portion of Monsey Bakor's then-existing bank debt with (v) the remainder providing additional working capital. Long-term debt consists of the following at September 30, 1998:

10.0% Senior Notes due 2008.....................................  $85,000,000
Various term notes payable to third parties with interest
   rates ranging from 6% to 9.25%, maturing from 1999 to 2013...    1,116,636
                                                                  -----------
                                                                   86,116,636
Less current portion............................................     (377,823)
                                                                  -----------
                                                                  $85,738,813
                                                                  -----------
                                                                  -----------

         The Company's 10% Senior Notes are guaranteed by all of the Company's United States subsidiaries, Monsey Products Co., Kimberton Enterprises, Inc. and Monsey Products of Arizona LLC (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 10 for the Guarantor Condensed Consolidating Financial Statements.

         Concurrent with the Offering, the Company's bank credit line was replaced with a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million of which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25%. At September 30, 1998, there were no balances outstanding under the credit facility.

         The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5% (6.5% at December 31, 1997). At December 31, 1997 and September 30, 1998, there was $2,642,296 and $2,841,027, respectively, outstanding under this Canadian line.

6. INCOME TAXES:

         Concurrent with the Acquisition and the Offering, the Company converted its tax status from an S Corporation under Section 1361 of the Internal Revenue Code to a C Corporation status. Upon conversion, the Company is required to pay federal and state corporate income taxes on its taxable income.

         Upon conversion to C status the Company recognized deferred taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The significant components of the provision (benefit) for income taxes are as follows:

                                     Nine Months Ended
                                     September 30, 1998
                                     ------------------
Current:
   Federal..........................     $1,304,349
   State............................        153,988
   Foreign..........................        457,000
                                         ----------
                                          1,915,337
                                         ----------
Deferred:
   Federal..........................       (692,907)
   State............................       (189,530)
                                         ----------
                                           (882,437)
                                         ----------
                                         $1,032,900
                                         ----------
                                         ----------

         The Company's effective tax rate differs from the federal statutory tax rate for the nine months ended September 30, 1998 as follows:

Provision for income taxes at the federal statutory tax rate...........................  34.0%
State taxes net of federal tax benefit.................................................   3.4
Foreign income taxes in excess of U.S. statutory rate..................................   5.9
Recognition of deferred tax benefits upon conversion to C status....................... (29.8)
Nondeductible intangibles..............................................................  10.5
Income not subject to federal and state income tax prior to conversion to C status.....  (3.9)
Other, net.............................................................................   5.3
                                                                                         ----
                                                                                         25.4%
                                                                                         ----
                                                                                         ----

         Income before income taxes of the Company's Canadian operations was $1,140,887 for the nine month period ended September 30, 1998.

         The deferred tax provision (benefit) recognized as a result of the conversion from S corporation status to C status and the related recognition of deferred taxes is as follows:

Allowances and reserves deductible in the future..............  ($172,218)
Deferred revenue..............................................   (871,597)
Depreciation..................................................    644,825
Other accruals................................................   (483,447)
                                                                ---------
   Net deferred tax benefit from conversion...................  ($882,437)
                                                                ---------
                                                                ---------

7. CAPITAL STOCK:

         On April 21, 1998, Warner Development Company of Texas ("Warner Development") was merged into the Company. The outstanding shares of Warner Development were cancelled in the merger. For periods prior to this date, the financial results of the Company and Warner Development were presented on a combined basis as both entities were under common control with identical management and shareholder ownership and interests.

         In addition, on April 21, 1998, the number of authorized shares of Company Common Stock was increased to 1,000,000 shares.

         On April 22, 1998, the Company issued 27,500 shares of Common Stock to Frederick Muhs, a director of the Company, for $2,000,000 in cash.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

         In connection with the Acquisition, the Company sold 22,500 shares of redeemable convertible preferred stock in the Company to Joseph T. Mooney, Jr. for $600,000. The Company is obligated, upon the exercise of Mr. Mooney's put option, to redeem the stock for cash in annual amounts of $500,000 beginning in 2004 and aggregating $3,000,000, or for $3,000,000 upon the death of Mr. Mooney. The shares are convertible into shares of Common Stock. The fair value recorded for the issuance of the preferred stock represents the estimated present value of the redemption payments.

9. RELATED PARTY TRANSACTIONS:

         During the nine months ended September 30, 1998, the Company has charged the Henry Wine Group approximately $788,980 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

10. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

         In connection with the Offering, the Company's United States subsidiaries, Monsey Products Co., Kimberton Enterprises, Inc. and Monsey Products of Arizona LLC (the "Subsidiary Guarantors") are unconditional guarantors, on a full, joint and several basis, of the Company's debt represented by the Senior Notes. The Company's Canadian subsidiaries are not guarantors of the Notes.

         Condensed consolidating financial statements of the Guarantors, from the date of acquisition, are presented below. The Company wholly owns all of the Subsidiary Guarantors. Separate financial statements of the Subsidiary Guarantors are not presented and the Subsidiary Guarantors are not filing separate reports under the Exchange Act because the Subsidiary Guarantors have fully and unconditionally guaranteed the Notes on a joint and several basis under the guarantees and management has determined that separate financial statements and other disclosures concerning the Subsidiary Guarantors are not material to investors.

         The following summarizes the Condensed Consolidating Financial Statements of the Subsidiary Guarantors subsequent to the date of the Company's acquisition of Monsey Bakor:

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                 AS OF SEPTEMBER 30, 1998
                                                       (UNAUDITED)

                                  Henry
                                 Company
                                 (Parent                               Nonguarantor   Consolidated Elimination
                               Corporation)   Guarantor Subsidiaries   Subsidiaries            Entries           Consolidated Total
                               ------------   ----------------------   ------------   ------------------------   ------------------
           ASSETS:
Current assets:
  Cash and cash equivalents... $  7,659,643        $ 2,996,069         $   984,754               --                 $ 11,640,466
  Accounts receivable, net....   12,710,714         16,020,778           4,128,766               --                   32,860,258
  Inventories.................    6,624,891          6,235,431           3,296,389               --                   16,156,711
  Receivables from affiliate..   20,073,469          1,121,991             792,997         ($19,284,255)               2,704,202
  Notes receivable............      479,152             --                  --                   --                      479,152
  Prepaid expenses and
   other current assets.......    2,541,737             33,371             174,559               --                    2,749,667
                               ------------   ----------------------   ------------   ------------------------   ------------------
      Total current assets....   50,089,606         26,407,640           9,377,465          (19,284,255)              66,590,456
Property and equipment, net...    5,404,074         15,027,171           5,932,252               28,712               26,392,209
Investment in subsidiaries....   26,204,492          9,212,183              --              (35,416,675)                  --
Cash surrender value
  of life insurance, net......    2,222,377          1,771,529              --                   --                    3,993,906
Intangibles, net..............   33,274,207          1,481,089           2,667,315               --                   37,422,611
Notes receivable..............      247,279             --                  --                   --                      247,279
Note receivable from
  affiliate...................    1,863,072             --                  --                   --                    1,863,072
Other.........................      132,195             67,837              46,746               --                      246,778
                               ------------   ----------------------   ------------   ------------------------   ------------------
Total assets... .............. $119,437,302        $53,967,449         $18,023,778         ($54,672,218)            $136,756,311
                               ------------   ----------------------   ------------   ------------------------   ------------------
                               ------------   ----------------------   ------------   ------------------------   ------------------

           LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............ $  6,039,681        $ 5,065,298         $ 1,557,068               --                 $ 12,662,047
  Accrued expenses............    7,319,337          5,365,932             885,048               --                   13,570,317
  Intercompany payables.......    2,470,053         15,768,496           1,046,113         ($19,284,662)                  --
  Notes payable, current
   portion....................      142,480             52,043             183,300               --                      377,823
  Income taxes payable........       --                897,991             533,971               --                    1,431,962
  Borrowings under line
   of credit..................       --                 --               4,153,195               --                    4,153,195
                               ------------   ----------------------   ------------   ------------------------   ------------------
    Total current liabilities.   15,971,551         27,149,760           8,358,695          (19,284,662)              32,195,344
Notes payable.................      489,689            152,274              96,850               --                      738,813
Environmental reserve.........       --              3,448,939              --                   --                    3,448,939
Deferred income taxes.........     (882,437)         1,330,293           1,741,267               --                    2,189,123
Deferred warranty revenue.....    2,120,943             --                  --                   --                    2,120,943
Deferred compensation.........    1,063,218             --                  --                   --                    1,063,218
Subordinated shareholder debt.       --                 --                  --                   --                       --
Senior Notes..................   85,000,000             --                  --                   --                   85,000,000
                               ------------   ----------------------   ------------   ------------------------   ------------------

    Total liabilities.........  103,762,964         32,081,266          10,196,812          (19,284,662)             126,756,380

Redeemable convertible
 preferred stock..............    1,439,000             --                  --                   --                    1,439,000

Shareholders' equity:
  Common stock................   12,756,868          2,505,000           7,194,402          (17,765,190)               4,691,080
  Additional paid-in
   capital....................    2,623,678          7,152,000              --               (6,930,937)               2,844,741
  Cumulative translation
   adjustment.................       --                   --            (1,385,220)             588,000                 (797,220)
  Accumulated (deficit)
   retained earnings..........   (1,145,208)        12,229,183           2,017,784          (11,279,429)               1,822,330
                               ------------   ----------------------   ------------   ------------------------   ------------------
   Total shareholders' equity.   14,235,338         21,886,183           7,826,966          (35,387,556)               8,560,931
                               ------------   ----------------------   ------------   ------------------------   ------------------
   Total liabilities and
    shareholders' (deficit)
     equity................... $119,437,302        $53,967,449         $18,023,778         ($54,672,218)            $136,756,311
                               ------------   ----------------------   ------------   ------------------------   ------------------
                               ------------   ----------------------   ------------   ------------------------   ------------------

                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                   (UNAUDITED)

                                         Henry Company                                            Consolidated
                                            (Parent           Guarantor         Nonguarantor       Elimination       Consolidated
                                          Corporation)       Subsidiaries       Subsidiaries         Entries             Total
                                         -------------       ------------       ------------      ------------       ------------
Net sales.............................    $51,410,655         $46,315,735        $14,472,279      ($3,294,121)       $108,904,548
Cost of sales.........................     35,476,697          32,268,992         10,734,427       (3,388,477)         75,091,639
                                         -------------       ------------       ------------      ------------       ------------
      Gross profit....................     15,933,958          14,046,743          3,737,852           94,356          33,812,909
Operating expenses:
   Selling, general and
      administrative..................     13,232,590           7,796,201          2,398,968          778,243          24,206,002
   Amortization of intangibles........      1,161,518             127,570             96,212           --               1,385,300
                                         -------------       ------------       ------------      ------------       ------------
      Operating income (loss).........      1,539,850           6,122,972          1,242,672         (683,887)          8,221,607
Other expense (income):
   Interest expense...................      4,171,561              63,379            101,785           --               4,336,725
   Interest and other income, net.....       (183,811)             --                 --               --                (183,811)
                                         -------------       ------------       ------------      ------------       ------------
      Income (loss) before
        provision for income taxes....     (2,447,900)          6,059,593          1,140,887         (683,887)          4,068,693
Provision (benefit) for income
   taxes..............................     (1,551,100)          2,127,000            457,000           --               1,032,900

    Net (loss) income.................      ($896,800)         $3,932,593           $683,887        ($683,887)         $3,035,793
                                         -------------       ------------       ------------      ------------       ------------
                                         -------------       ------------       ------------      ------------       ------------

                                                            13

                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                  (UNAUDITED)

                                        Henry Company                                               Consolidated
                                          (Parent                                  Nonguarantor      Elimination      Consolidated
                                        Corporation)     Guarantor Subsidiaries    Subsidiaries       Entries             Total
                                        -------------    ----------------------    ------------    --------------    --------------
Net cash provided by operating
   activities.........................   $ 1,246,451         $   94,040            $ 2,467,273           --           $ 3,807,764
                                        -------------    ----------------------    ------------    --------------    --------------
Cash flows from investing
   activities:
   Capital expenditures...............      (910,086)          (284,124)              (167,289)          --            (1,361,499)
   Proceeds from the disposal of
      property and equipment..........        17,000            161,212                 --               --               178,212
   Acquisition of business, net of
      cash acquired...................   (46,870,312)            --                     --            3,051,312       (43,819,000)
   Investment in affiliate............       (19,582)            --                     --               --               (19,582)
                                        -------------    ----------------------    ------------    --------------    --------------
      Net cash used in (provided by)
        investing activities..........   (47,782,980)          (122,912)              (167,289)       3,051,312       (45,021,869)
                                        -------------    ----------------------    ------------    --------------    --------------
Cash flows from financing
   activities:
   Net repayments under
      line-of-credit agreement.......    (13,734,381)            --                   (422,805)          --           (14,157,186)
   Repayments under notes payable
      agreements.....................    (11,242,613)           (22,726)               (98,850)          --           (11,364,189)
   Borrowings under notes payable
      agreements....................           4,281             --                     --               --                 4,281
   Payments on subordinated
      shareholder debt..............      (5,199,972)            --                     --               --            (5,199,972)
   Payments of finance fees for
      note offering.................      (2,550,000)            --                     --               --            (2,550,000)
   Proceeds from Series B Senior
      Notes.........................      85,000,000             --                     --               --            85,000,000
   Proceeds from issuance of
      common stock..................       2,000,000             --                     --               --             2,000,000
   Proceeds from issuance of
      preferred stock...............         600,000             --                     --               --               600,000
   Dividends paid...................        (800,000)            --                     --               --              (800,000)
                                        -------------    ----------------------    ------------    --------------    --------------
      Net cash provided by (used in)
        financing activities........      54,077,315            (22,726)              (521,655)          --            53,532,934
                                        -------------    ----------------------    ------------    --------------    --------------
      Effect of changes in
        exchange rate on cash.......          --                 --                   (797,220)          --              (797,220)
                                        -------------    ----------------------    ------------    --------------    --------------
      Net increase (decrease) in
        cash and cash equivalents...       7,540,786            (51,598)               981,109        3,051,312        11,521,609
Cash and cash equivalents at
   beginning of period..............         118,857          3,047,667                  3,645       (3,051,312)          118,857
                                        -------------    ----------------------    ------------    --------------    --------------
Cash and cash equivalents at end of
   period.........................       $ 7,659,643         $2,996,069            $   984,754           --           $11,640,466
                                        -------------    ----------------------    ------------    --------------    --------------
                                        -------------    ----------------------    ------------    --------------    --------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company and certain of its wholly-owned subsidiaries, Monsey Products Co., Kimberton Enterprises, Inc. and Monsey Products of Arizona LLC (collectively, the "Company"). This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

         GENERAL

         The Company is a construction materials company focusing primarily on products for roofing, sealing and paving applications. The Company develops, manufactures and markets several separate but related product lines including roof and driveway coatings and paving products, industrial emulsions, air barriers, polyurethane foam for roofing and commercial uses, sealants for construction and marine uses and specialty products. The Company has seventeen manufacturing and distribution facilities located throughout North America.

         BUSINESS ACQUISITION AND NOTE OFFERING

         On April 22, 1998, the Company completed the acquisition of Monsey Bakor and its subsidiaries (the "Acquisition") which are engaged in the distribution and manufacture of roof coatings, adhesives and membranes, and waterproofing and air barrier systems, for residential and commercial applications. The cash purchase price was $42.8 million with an additional $3.2 million paid at closing to certain selling shareholders of Monsey Bakor for noncompetition agreements. A selling shareholder also purchased 22,500 of redeemable convertible preferred stock of the Company for $0.6 million cash. The Acquisition has been accounted for using the purchase method of accounting.

         Concurrent with the Acquisition, the Company conducted a senior note offering (the "Offering") in the aggregate principal amount of $85.0 million. The proceeds of the Offering were used to acquire Monsey Bakor, retire a substantial portion of Monsey Bakor's existing bank debt, and retire the Company's existing bank debt and subordinated shareholder debt.

         Concurrent with the Acquisition and Offering, the Company's bank credit line was replaced with a $35.0 million credit facility, $25.0 million of which is available in accordance with a borrowing base and is to be used for working capital and $10.0 million of which may be used for capital expenditures.

         CORPORATE ORGANIZATION-TAX STATUS

         Prior to the Acquisition, the Company was operated as a Subchapter "S" Corporation under the Code. As a result, the Company did not incur federal and state income taxes (except with respect to certain states) and, accordingly, the provision for income taxes only includes the applicable state income tax. Federal and state income taxes (except with respect to certain states) on the income of the Company were incurred and paid directly by the shareholders of the Company. It was the policy of the Company to make periodic distributions to the shareholders with respect to such tax liabilities. During the nine months ended September 30, 1998, the Company made a distribution to shareholders of $0.8 million for the 1997 tax year.

         Concurrent with the Acquisition and the Offering, the Company converted its tax status from an S Corporation under Section 1361 of the Code to C Corporation status. Subsequent to this conversion the Company will be required to pay federal and state corporate income taxes on its taxable income.

         Upon conversion to C status, the Company recognized a net deferred tax asset of $0.9 million in accordance with the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

RESULTS OF OPERATIONS

         SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF THE COMPANY

               Consolidated Statements of Operations Data (dollars in millions):

                                   Three Months Ended September 30,                     Nine Months Ended September 30,
                           --------------------------------------------------------------------------------------------------------
                                      1997                   1998                        1997                      1998
                           --------------------------------------------------------------------------------------------------------
                                           % of                      % of                        % of                     % of
                             Amount      Net sales     Amount      Net sales      Amount       Net sales     Amount     Net sales
                           --------------------------------------------------------------------------------------------------------
Net sales                    $21.1         100.0%      $56.8        100.0%        $46.8         100.0%       $108.9      100.0%

Cost of Sales                 14.4          68.2%       39.1         68.8%         33.1          70.7%         75.1       69.0%
                           --------------------------------------------------------------------------------------------------------

    Gross Profit               6.7          31.8%       17.7         31.2%         13.7          29.3%         33.8       31.0%

Operating Expenses:

   Selling, general
       and administrative      5.0          23.7%       11.6         20.4%         12.6          26.9%         24.2       22.2%

   Amortization of
       intangibles              --            --         0.8          1.4%          0.1           0.2%          1.4        1.3%
                           --------------------------------------------------------------------------------------------------------
      Operating income         1.7           8.1%        5.3          9.3%          1.0           2.1%          8.2        7.5%

                           --------------------------------------------------------------------------------------------------------
Other Expense (income):

   Interest expense            0.4           1.9%        2.2          3.9%          1.1           2.4%          4.3        4.0%

   Interest and other
   income, net                (0.1)         (0.5%)      (0.1)        (0.2%)        (0.3)         (0.6%)        (0.2)      (0.2%)
                           --------------------------------------------------------------------------------------------------------
      Income before
      provision for taxes      1.4           6.6%         3.2         5.6%          0.2           0.4%          4.1        3.8%

   Provision for
   income taxes                 --            --          1.6         2.8%           --            --           1.0        0.9%
                           --------------------------------------------------------------------------------------------------------
      Net income             $ 1.4           6.6%       $ 1.6         2.8%        $ 0.2           0.4%        $ 3.1        2.8%
                           --------------------------------------------------------------------------------------------------------
                           --------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. The Company's revenues increased to $56.8 million for the three months ended September 30, 1998, an increase of $35.7 million, or 169.2%, from $21.1 million for the three months ended September 30, 1997. The acquisition of Monsey Bakor represented $37.5 million of the increase. This increase was partially offset by a $1.8 million decrease in net sales due in part to significantly increased sales of the Company in 1997 as a result of the anticipation of rainfall in excess of annual averages.

GROSS PROFIT. The Company's gross profit increased to $17.7 million for the three months ended September 30, 1998, an increase of $11.0 million, or 164.2%, from $6.7 million for the three months ended September 30, 1997. The acquisition of Monsey Bakor represented $11.1 million of the increase. Gross margin as a percentage of net sales remained relatively flat for the three months ended September 30, 1998 as compared to the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales decreased to 20.4% for the three months ended September 30, 1998 from 23.7% for the three months ended September 30, 1997. The decrease was primarily due to the Company's ability to support increased revenues from the Monsey Bakor acquisition without proportionately increasing administrative costs. Selling, general and administrative expenses increased to $11.6 million for the three months ended September 30, 1998, an increase of $6.6 million, or 132.0%, from $5.0 million for the three months ended September 30, 1997. The acquisition of Monsey Bakor represented $7.0 million of the increase. This increase was partially offset by a decrease of $0.4 million in selling, general and administrative expenses associated with the Company's consolidation of administrative and accounting functions.

OPERATING INCOME. Operating income increased to $5.3 million for the three months ended September 30, 1998, an increase of $3.6 million, or 211.8%, from $1.7 million for the three months ended September 30, 1997. Operating income as a percentage of net sales increased to 9.3% for the three months ended September 30, 1998, from 8.1% for the three months ended September 30, 1997. The acquisition of Monsey Bakor represented $4.0 million of the increase in operating income. This increase was partially offset by a decrease of $0.4 million in selling, general and administrative expense as noted above.

INTEREST EXPENSE. Interest expense increased to $2.2 million for the three months ended September 30, 1998, an increase of $1.8 million, or 450.0%, from $0.4 million for the three months ended September 30, 1997. The increase was primarily attributable to the interest expense incurred on the Senior Notes used to finance the acquisition of Monsey Bakor.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $0.8 million for the three months ended September 30, 1998, an increase of $0.8 million, from $0.0 million for the three months ended September 30, 1997. The increase was primarily due to the amortization of intangible assets and acquisition costs associated with the acquisition of Monsey Bakor.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $1.5 million for the three months ended September 30, 1998, primarily due to the acquisition of Monsey Bakor, and the conversion of the Company from an "S" Corporation to a "C" Corporation, which resulted in the Company becoming a fully taxable entity.

NET INCOME. Net income was $1.6 million for the three months ended September 30, 1998, an increase of $0.2 million, or 14.3% from $1.4 million for the three months ended September 30, 1997. The acquisition of Monsey Bakor represented a $2.6 million increase which was offset by a decrease of $2.3 million due primarily to the provision for income taxes of $1.5 million, interest expense of $1.8 million and other factors discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. The Company's revenues increased to $108.9 million for the nine months ended September 30, 1998, an increase of $62.1 million, or 132.7%, from $46.8 million for the nine months ended September 30, 1997. The acquisition of Monsey Bakor represented $57.5 million of the increase. The remaining increase in net sales of $4.6 million was primarily due to rainfall in excess of annual averages in the first quarter of 1998 and increased sales to existing customers.

GROSS PROFIT. The Company's gross profit increased to $33.8 million for the nine months ended September 30, 1998, an increase of $20.1 million, or 146.7%, from $13.7 million for the nine months ended September 30, 1997. The acquisition of Monsey Bakor represented $17.8 million of the increase. The remaining increase of $2.3 million was primarily due to the increase in revenues, but also reflects an increase in the Company's gross profit margin to 31.0% in the first nine months of 1998 compared to 29.3% for the first nine months of 1997. The increase was attributable to reduced costs for raw materials and a sales mix of higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales decreased to 22.2% for the nine months ended September 30, 1998 from 26.9% for the nine months ended September 30, 1997. The decrease was primarily due to the Company's ability to support increased revenues from the Monsey Bakor acquisition without proportionately increasing administrative costs. Selling, general and administrative expenses increased to $24.2 million for the nine months ended September 30, 1998, an increase of $11.6 million, or 92.1%, from $12.6 million for the nine months ended September 30, 1997. The acquisition of Monsey Bakor represented $11.0 million of the increase. The remaining increase of $0.6 million was primarily due to incremental selling and general administrative expenses associated with the Company's continued expansion in both the retail roofing and the roofing systems business.

OPERATING INCOME. Operating income increased to $8.2 million for the nine months ended September 30, 1998, an increase of $7.2 million, or 720.0%, from $1.0 million for the nine months ended September 30, 1997. Operating income as a percentage of net sales increased to 7.5% for the nine months ended September 30, 1998, from 2.1% for the nine months ended September 30, 1997. The acquisition of Monsey Bakor represented $6.6 million of the operating income increase. The remaining increase of $0.6 million was primarily due to higher gross profit margins and lower operating expenses as a percentage of net sales, as discussed above.

INTEREST EXPENSE. Interest expense increased to $4.3 million for the nine months ended September 30, 1998, an increase of $3.2 million, or 290.9%, from $1.1 million for the nine months ended September 30, 1997. The increase was attributable to interest expense incurred on the Senior Notes used to finance the acquisition of Monsey Bakor.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $1.4 million for the nine months ended September 30, 1998, an increase of $1.3 million, or 1300%, from $0.1 million for the nine months ended September 30, 1997. The increase was primarily due to the amortization of intangible assets and acquisition costs associated with the acquisition of Monsey Bakor.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $1.0 million for the nine months ended September 30, 1998 primarily due to the acquisition of Monsey Bakor, and the conversion of the Company from an "S" Corporation to a "C" Corporation, which resulted in the Company becoming a fully taxable entity. These amounts were partially offset by a $0.9 million deferred tax benefit recognized upon conversion.

NET INCOME. Net income was $3.1 million for the nine months ended September 30, 1998, an increase of $2.9 million, or 1450% from $0.2 million for the nine months ended September 30, 1997. The acquisition of Monsey Bakor represented $3.9 million of the increase, which was partially offset by a decrease of $1.1 million due to factors discussed above. Net income as a percentage of net sales increased to 2.8% for the nine months ended September 30, 1998, from 0.4% for the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. Concurrently with the consummation of the Offering and the Acquisition on April 22, 1998, the Company entered into a new bank credit facility (the "New Bank Credit Facility") which provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of September 30, 1998, there was no outstanding balances due under the revolving line of credit and the capital expenditures facility.

Cash flows for the Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

         The Company's cash flows from operations were $3.8 million and $1.0 million for the nine months ended September 30, 1998 and 1997, respectively. The increase from September 30, 1997 to September 30, 1998 of $2.8 million was primarily attributable to increased profits partially offset by a build up in inventories and receivables. Net cash provided by (used in) financing activities during the nine months ended September 30, 1998 and the nine months ended September 30, 1997 was $53.5 million and ($0.5) million, respectively. The increase of $54.0 million from the nine months ended September 30, 1997 to the nine months ended September 30, 1998 was primarily due to the issuance of $85 million of Senior Notes, reduced by principal payments of $30.6 million. Net cash used for business acquisitions for the nine months ended September 30, 1998 and for the nine months ended September 30, 1997 were $43.8 million and $0.1 million, respectively. For the nine months ended September 30, 1998 and the nine months ended September 30, 1997, capital expenditures were $1.4 million and $0.5, respectively. Scheduled principal payments on debt were $16.6 million and $0.8 million for the nine months ended September 30, 1998 and the nine months ended September 30, 1997, respectively.

         The Company believes that the net proceeds from the Offering, together with available cash, cash generated from operations and available borrowings under the New Bank Credit Facility, will be sufficient to finance working capital, capital expenditures, lease payments, acquisitions, and scheduled principal and interest payments for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company's anticipated working capital, capital expenditure and acquisition financing requirements or that the Company will not require additional financing within this time frame.

SEASONALITY

         The Company's business is seasonal and varies by geographic region. Many of the Company's top selling products in the West and Southwest relate to patching roof leaks. Roof leaks are often not detected in the West and Southwest until the rainy season arrives, which typically occurs from November to February. Retailers and distributors begin to build inventories of these products during the fall in anticipation of consumer demand during the rainy season. As a result, sales for the Company in these regions tend to increase in July of each year and continue increasing until November of each year. Do-it-yourself and contractor sales of roof patching products increase if rain in the West and Southwest exceeds average levels. These increased sales deplete existing retail and wholesale inventories and require retailers and distributors to order additional product. If rainfall in the West and Southwest is below average levels, the build-up of these inventories by retailers in the fall may be adequate to last for much of the rainy season without reordering product. Consequently, the third and fourth calendar quarters have traditionally represented the Company's highest level of sales in the West and Southwest during the year.

         Many of the Company's products sold in the Northwest, Midwest and Southern regions of the United States and Canada are roofing or paving products which are best applied in dry, warm periods. Consequently, sales to these regions experience significant seasonal declines during the winter. Retailers and distributors begin to build inventories of these products in March and business for these regions is typically strongest from June through October.

INFLATION AND RAW MATERIAL COSTS

         During the past several years, the general rate of inflation has been relatively low and has not had a significant impact on the Company's results of operations. The Company purchases raw materials, including asphalt, aluminum paste, rubber and certain diisocynates among others, that are subject to price fluctuations. Prices have also tended to fluctuate based on such factors as the capacity of the respective supply chains, demand in the market, weather, general economic factors and the availability of alternative raw materials. Historically, for example, there have been periods of significant and rapid asphalt, aluminum paste, rubber and diisocynate price changes, both upward and downward, with a concurrent short-term impact on the Company's operating margins. The Company has historically mitigated the long-term effects of these fluctuations by passing through price increases to its customers, although there is no assurance that the Company will be able to do so in the future. Significant increases in raw material prices could have a material adverse impact on the profit of the Company.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The standard requires that publicly-held companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules will be effective for the Company's December 31, 1998 financial statements. The Company is in the process of evaluating the impact, if any, of the new standard.

YEAR 2000 MODIFICATIONS

         The Company is not highly dependent on its internal computer systems, and does not generally interact electronically with its customers or suppliers. The Company has been and is currently assessing its computer systems and embedded-technology equipment in order to evaluate what, if any, corrections or modifications may be necessary to respond to potential Year 2000 computer issues. The Company currently expects to complete any necessary corrections or modifications by December 31, 1998. The historical costs of this assessment and correction have been less than $10,000, and future assessment and correction (including replacement) costs are currently estimated to be less than $50,000. The Company relies upon computer systems primarily to invoice its customers, some of whom are billed on an EDI (Electronic Data Invoice) system. The most reasonably likely risk to the Company for a Year 2000 failure is believed to involve an interruption of this electronic invoicing system. The Company is prepared to invoice its customers manually to respond to such an interruption.

                           SAFE HARBOR STATEMENT

         Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to ratings agencies, and bondholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the construction materials industry, among other things. These statements are not guaranties of future performance, and the Company has no specific intention to update these statements.

         Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements made by the Company or Company officials due to a number of factors. The principal important risk factors that could cause the Company's actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, changes in general economic conditions either nationally or in regions where the Company operates or may commence operations, employment growth or unemployment rates, fluctuations in asphalt or other raw material costs, labor costs, the impact of weather, product liability and asbestos litigation, reliance on key personnel, environmental matters, costs and effects of unanticipated legal or administrative proceedings or governmental regulation and capital or credit market conditions affecting the Company's cost of capital; as well as competition, and unanticipated delays in the Company's operations. See the Company's Amendment No. 2 to Registration Statement on Form S-4 filed September 11, 1998 (Registration No. 333-59485) for a further discussion of risks and uncertainties applicable to the Company's business.

         The Company undertakes no obligation to update any forward-looking statements in this Report on Form 10-Q or elsewhere.

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the notes to the Company's December 31, 1997 audited financial statements included in the Company's Amendment No. 2 to Registration Statement on Form S-4, filed September 11, 1998.

PART II.    OTHER INFORMATION

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 7, 1998, at the Company's annual meeting of Shareholders, the following matter was submitted for Shareholder vote:

            Election of Directors

      The board of directors, consisting of Messrs. Warner W. Henry, Terrill
      M. Gloege, Frederick H. Muhs, Paul H. Beemer, Richard B. Gordinier, Jeffrey A. Wahba, Donald M. Ford, Joseph A. Mooney, Jr. and Mrs. Carol
      F. Henry, was re-elected in its entirety to serve as directors until the next annual meeting of Shareholders or until otherwise replaced. One hundred percent (100%) of the votes cast by the Shareholders were voted in favor of the reelection of each director.

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

                 Exhibits required in accordance with Item 601 of Regulation S-K are incorporated by reference herein as filed with the Company's Amendment No. 2 to Registration Statement on
                 Form S-4, filed September 11, 1998 (Registration
                 No. 333-59485).

          In addition, the registrant has filed herewith the following exhibits:

          12.1 Statement of Computation of Ratio of Earnings to Fixed Charges

          27 Financial Data Schedule for the period ended September 30, 1998 (filed in electronic form only).

          (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarterly period ended September 30, 1998:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:        November 16, 1998        HENRY COMPANY

                                         /s/ Jeffrey A. Wahba
                                      -------------------------------
                                      By:  JEFFREY A. WAHBA
                                      Its:  Vice President, Secretary
                                      and Chief Financial Officer