Form 10-K
period 1998-12-31
HENRY CO
filed 1999-03-31
CIK 46916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK
ONE)
  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITES EXCHANGE ACT OF 1934

     For the transition period from ______________________________________

                        Commission file number 333-59485

                                 HENRY COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                 CALIFORNIA                            95-3618402
        (State or Other Jurisdiction                (I.R.S. Employer
     of Incorporation or Organization)             Identification No.)

            2911 SLAUSON AVENUE,                          90255
        HUNTINGTON PARK, CALIFORNIA                    (Zip Code)
  (Address of Principal Executive Offices)

       Registrant's telephone number, including area code  (323) 583-5000

          Securities registered pursuant to Section 12(b) of the Act:

  TITLE OF EACH
      CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------  -------------------------------------------------------------
      None

          Securities registered pursuant to Section 12(g) of the Act:

                       10% SERIES B SENIOR NOTES DUE 2008
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of December 31, 1998, there were outstanding 221,500 shares of the Registrant's common stock ("Common Stock") and 6,000 shares of the Registrant's class A common stock ("Class A Common Stock"). As of December 31, 1998, no shares of the Common Stock or the Class A Common Stock were held by non-affiliates of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 HENRY COMPANY

                           ANNUAL REPORT ON FORM 10-K

                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

ITEM NO.                                                                                                REPORT PAGE
---------                                                                                              -------------
                                               PART I

1.         Business..................................................................................            2
2.         Properties................................................................................            9
3.         Legal Proceedings.........................................................................           11
4.         Submission of Matters to a Vote of Security Holders.......................................           12

                                               PART II

5.         Market for the Registrant's Common Equity and Related Shareholder Matters.................           13
6.         Selected Financial Data...................................................................           13
7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.....           15
8.         Financial Statements and Supplementary Data...............................................           21
9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......           21

                                              PART III

10.        Directors and Executive Officers of the Registrant........................................           22
11.        Executive Compensation....................................................................           25
12.        Security Ownership of Certain Beneficial Owners and Management............................           29
13.        Certain Relationships and Related Transactions............................................           30

                                               PART IV

14.        Exhibits, Financial Statements, Schedules and Reports on Form 8-K.........................           31

                           FORWARD LOOKING STATEMENTS

    Statements in this Form 10-K that are not historical facts are hereby identified as "forward looking statements" for the purpose of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Act"). Henry Company ("Henry" or the "Company") cautions readers that such "forward looking statements," including without limitation those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs and income, wherever they may appear in this document or in other statements attributable to the Company, are necessarily estimates reflecting the best judgment of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the "forward looking statements." Such "forward looking statements" should, therefore, be considered in light of various important factors ("Cautionary Statements"), including those set forth below and others set forth from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission (the "SEC").

    These "forward looking statements" are found at various places throughout this document. Additionally, the discussions herein under the captions "Business," "Properties," "Legal Proceedings," and "Management's Discussion and Analysis of Financial Condition and Results of Operation" are susceptible to the risks and uncertainties discussed under "Risk Factors" and elsewhere in this Form 10-K. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may", "will," "expect," "should," "intend," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Moreover, the Company, through its senior management or persons acting on its behalf, may from time to time make "forward looking statements" about the matters described herein or other matters concerning the Company and such statements are subject to the qualifications set forth herein and in the Cautionary Statements. The Company disclaims any intent or obligation to update publicly or revise "forward looking statements."

                                     PART I

ITEM 1. BUSINESS

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

    Beginning in 1988, the Company's management focused on expanding the Henry brand from its Southern California base initially through the acquisition of regional roof coatings manufacturers and distributors in contiguous regions--the Southwest, the Northwest, Northern California and the Rocky Mountain region. In 1998, the Company became a national organization by acquiring Monsey Bakor, which has served the U.S. and Canadian markets for over 50 years as a leading manufacturer and distributor of a broad spectrum of building products for residential and commercial use with a product line consisting of roof coatings, adhesives and membranes, roofing and air barrier systems as well as specialized industrial emulsions.

    DIVISIONS

    The Company's two major divisions are the Henry Coatings Division and the Resin Technology Division.

    HENRY COATINGS DIVISION

    The Henry Coatings Division, which accounted for the bulk of the Company's 1998 net sales, develops, manufactures and markets coatings, sealants and membranes for construction, industrial, building materials and other specialty applications. The Company also manufactures wax-based emulsions for the gypsum industry.

    PRODUCTS

    Roofing products represent the majority of the Coatings Division's total revenues. Henry's roofing products are designed to address the problems of water invasion, wind erosion and ultraviolet damage. Henry offers a full line of liquid roof coatings and adhesives including both solvent and water-based products. In addition to roof coatings and mastics, Henry manufactures high-quality modified bitumen roofing membrane products (SBS) designed to be used in roofing systems that can meet the challenge of the elements encountered throughout North America.

    The Company offers a full line of reflective coatings designed to improve roof aesthetics and aid in the conservation of energy through their reflective qualities. Henry's reflective coatings product line includes both white acrylic and solvent-based coatings and high-quality aluminum products and the accessories needed to protect roofs for years.

    Henry's industrial emulsions are used as coating, sizing, strengthening and moisture-proofing additives by manufacturers of fiber products such as gypsum wallboard, insulation board, gaskets, paper board, and glass fibers. The Company's primary emulsion product, wax-based industrial emulsions, are specifically used by manufacturers of gypsum wallboards. Sales of industrial emulsions have increased in recent years partially due to increased environmental restrictions on volatile organic compound emissions, which has created a demand for emulsion-based products over solvent-based products. The Company's wax-based emulsions are manufactured with proprietary and patented processes that management believes contributes to higher margins relative to those of competitors.

    Driveway maintenance and paving products manufactured by Henry are used for the asphalt highway market and the preventative maintenance of asphalt parking lots and driveways. Henry Company produces polymerized asphalt, an asphalt binder that is a key ingredient of paving asphalts.

    The Company's air barrier systems are designed to reduce air flows through exterior walls of buildings. The movement of air into a building (infiltration) and out of a building (exfiltration) is caused by pressure differences produced by wind, chimney effect and pressurization. If air flows through a building and exfiltrates, it can deposit moisture on the cold masonry cladding, causing brick or stone to undergo major changes due to moisture absorption. This dampness can cause dimensional changes and accelerate the deterioration process. Moisture-laden air from a humidified building can also develop into ice under freezing conditions, causing displacement of the exterior masonry cladding, corrosion, and lower energy efficiency. The advantage of the Company's prefabricated modified bitumen sheet is that it provides a flexible air barrier membrane capable of bridging construction gaps and absorbing deflection. The Company's line of air barriers can be installed into existing buildings on either internal or external walls or used in the construction of new buildings. In 1986, Canada required air barriers in all buildings as an amendment to the National Building Code. In the United States, however, there is no national standard and the air barrier market remains in its infancy.

    The Company's specialty products include protective coatings for a variety of industrial and commercial applications, such as specialty asphalt coatings to protect wood, metal, mortar or thermal insulation. The Company manufactures undercoatings for mobile homes, as well as both solvent and water-based rust-proofing products for the automobile industry. The Company also produces a broad range of paint products for interior and exterior use and a number of coatings for wood preservation and agricultural purposes.

    The Company's sealant line has three distinct product categories: sealants for construction applications, hatch cover sealants for ocean freighters, and preformed adhesive waterstops for expansion joint applications on construction projects. Products include a preformed plastic gasket for precast concrete structures, which provides watertight sealing for joints such as those on underground concrete drainage and manhole structures. These products are also used for sealing hatch covers on ships to prevent water damage to cargoes that can occur in heavy seas. There is also a preformed plastic adhesive waterstop which is used as a construction joint sealant in poured-in-place concrete structures. Henry Company believes this product allows for an easier, more reliable and more efficient sealing method than the traditional PVC-type waterstop.

    MANUFACTURING

    For purposes of organizing its manufacturing process, the Company uses seven related product groups. The product groups are: cold applied liquid coatings, cements and adhesives; asphalt, coal tar and wax emulsions; acrylic-based roof and insulation coatings; hot melt rubberized asphalt roofing and waterproofing products; styrene-butadiene-styrene ("SBS") modified bitumen membranes, air barrier and waterproofing membranes; specialty adhesives; and specialty preformed asphaltic tapes. The facilities at which these products are produced are shown in Item 2 ("Properties").

    The key materials used in the production of roofing and pavement products are asphalt, mineral spirits, various fibers, resins, and polyester and glass matting. For the production of industrial emulsions, the primary material is refined wax. These raw materials are generally available on a regional basis and supply disruptions are very rare. The Company maintains multiple sourcing arrangements for all of its key materials and has experienced low price volatility over the past several years. In addition to raw materials, packaging supplies represent a meaningful portion of production cost.

    The Company, like many of its competitors, uses fibers such as chrysotile asbestos in its production process. Management believes that its use of chrysotile asbestos is in accordance with regulations of the Occupational Safety and Health Administration ("OSHA"). OSHA requires that chrysotile asbestos fibers not be exposed to an open-air environment. In the Company's production process, the cellulose or chrysotile asbestos fiber is pumped through a negative pressure fluffer that separates the fibers for optimal dispersion in the product mixture. The fibers are then mixed into and fully encapsulated by the asphalt. Once encapsulated the fibers are "locked" into the asphalt cutback and cannot be physically separated from the product. OSHA and other regulatory bodies have determined that encapsulation renders the chrysotile asbestos harmless. The Environmental Protection Agency ("EPA") does not regulate or enforce any special procedures for the application of chrysotile asbestos-containing roof coatings or sealants.

    Management believes that chrysotile asbestos-fibered roofing cements have better application quality and durability as compared to those containing chrysotile asbestos substitutes. The primary industries that currently continue to use chrysotile asbestos are those manufacturing chrysotile asbestos-cement pipe and shingles, automobile brake pads, gaskets and roof coatings and sealants. Although chrysotile asbestos-cement pipe and shingles are no longer manufactured in the United States, these products are still currently sold in various parts of the country. Domestic manufacturers of brake pads, gaskets and roof coatings used roughly 22,000 tons of chrysotile asbestos in 1996 because of its strength, durability and heat resistance. Although some roofing products manufacturers have switched to an exclusively non-asbestos line, some of the leading firms in the industry continue to use asbestos in at least some of their products.

    SALES, MARKETING AND DISTRIBUTION

    Due to the many products manufactured by the Henry Coatings Division, the Company markets its products by focusing on four business segments. These segments are: Retail; Industrial, Commercial and Institutional ("ICI"); Specialty Products; and International.

    The Retail segment is focused on selling products to national home center chains, retail building material suppliers, hardware distributors, paint and sundry distributors, farm and hardware cooperatives, and mass merchandisers. To reach customers, the Company employs a trained sales organization and has an in-house Creative Services Department which produces customized brochures and promotional materials and coordinates national and regional advertising programs.

    The ICI products are used by contractors throughout North America and sold through both national and regional roofing distributors. Henry maintains a technical selling staff engaged in both sales and training to help ensure that the Company's products are applied properly.

    The Specialty Products segment markets a broad array of products using a technical sales force trained to help customers in the use of the various products. The two leading products in the Specialty Products segment are wax emulsions and asphalt emulsions. Wax emulsions are sold to the gypsum wallboard industry while major roofing companies are the primary market for asphalt emulsions for use as a sizing agent in insulation board.

    The International segment is engaged in the sale of all Henry products to the international market with special focus on the Company's basic product line of roof coatings and cements and industrial emulsions.

    ROOFING SYSTEMS

    Henry Company has developed a roofing systems segment for one-stop commercial roofing or re-roofing or roofing maintenance with warranty protection. The Company's personnel work with architects, building owners and contractors to develop custom specifications utilizing Henry products for the design, construction and maintenance of commercial roofs. An important component of the Company's roof systems program's success is that building owners are assured that Henry Company will stand behind the roof from beginning to end. A Henry Company sales consultant will write a custom specification for the roof and the roofing system will be applied by a Henry Company-approved contractor generally using Henry Company products. A Henry Company technical inspector will inspect the roof application during installation and regular follow-up inspections and in some instances maintenance will be performed throughout the life of the warranty. Henry Company offers 20-year warranties on its reroofing systems and 5-year warranties on its maintenance systems calculated on a fee per square-foot basis. Since its inception, expenses for warranty claims experience has been very low. In part, this is due to Henry Company's continuing inspection program. Management believes that the roofing systems business represents a significant growth opportunity.

    RESIN TECHNOLOGY DIVISION

    The Resin Technology Company ("RTC"), founded as an independent company in 1982 and now a division of the Company, produces polyurethane foam products for roofing and other industrial applications. RTC also sells coating products manufactured for it by third parties for application on foam. The acquisition of RTC in 1988 has enabled the Company to offer a broader range of roofing products to meet the needs of the commercial and residential roofing markets.

    PRODUCTS

    RTC's primary product categories are polyurethane foam and coatings. Polyurethane foam has two liquid components, resin and hardener, which are mixed together in a spray unit during application. A chemical reaction causes the liquid to expand many times in thickness creating a rigid layer of closed-cell foam. In roofing applications, this foam is strong enough to be walked on minutes after the application. The result is a seamless barrier against water penetration that is durable and easy to maintain. In roofing applications, an elastomeric coating must be applied as protection against the sun's ultraviolet radiation. RTC sells acrylic, urethane, silicone and polyurea coatings.

    RTC's products offer users several advantages, including a seamless barrier that minimizes the likelihood of leaks and provides superior insulation characteristics that can reduce energy costs. It is relatively light in weight and is therefore particularly adaptable to large arenas or other structures that may benefit from a lighter weight roof. Furthermore, it can be applied directly over an existing roof, potentially avoiding the costly "tear-offs" that may be required with other roofing systems.

    RTC's products are also used in a number of original equipment manufacturer applications. The insulation and weight characteristics of polyurethane foam make it an integral part of the thermal panel, spa and packaging industries, among others.

    MANUFACTURING

    RTC manufactures all of its polyurethane foam products in its Ontario, California manufacturing facility. Its polyurethane resin system is made up of two components: a hardening agent that is purchased by the Company and resin that is manufactured in the Ontario facility. Raw materials are automatically pumped from one or more of the 11 raw material storage tanks within the facility, blended and then poured into 55-gallon drums, tote capsules or bulk tanker trucks. The production process is highly automated. The bulk of RTC's coatings products for polyurethane foam applications are produced by a third-party manufacturer also located in Ontario. The Company believes that it derives its success in the polyurethane foam market from its superior understanding of technology and the Company has secured a number of original equipment manufacturer accounts because of its ability to produce products for a customer's very specific technical requirements.

    SALES, MARKETING AND DISTRIBUTION

    The Resin Technology Company sells primarily to roofing contractors and original equipment manufacturers in the western United States. RTC's roofing products are sold directly to pre-qualified contractors experienced in applying and spraying polyurethane foam onto roofs. Sales to original equipment manufacturers include those to spa equipment manufacturers, and management believes the Company is the leading supplier to this market. RTC also supplies manufacturers in many other industries including those producing freezer panels, thermal food transportation equipment, boat floatation and packaging products. RTC's remaining sales are made to several distributors, particularly in the Northwest and upper Midwest.

    RTC supports its sales efforts with a sales staff organized according to market segment and regional location. Henry Company believes that RTC's marketing advantages are based on a commitment to technical development and customer support and also believes that RTC has captured a number of original equipment manufacturer accounts from its competitors by efficiently responding to the customer's technical requirements. In both the roofing and original equipment manufacturer segments Henry Company provides just-in-time delivery capability which is essential in time and labor-sensitive roofing applications.

EMPLOYEES

    As of December 31, 1998, Henry Company employed approximately 600 persons, the majority of whom were involved in production and distribution, with the balance engaged in administration, sales and clerical work. Of these employees, approximately 485 were employed in the United States and 115 in Canada. Approximately 48 employees located in Huntington Park, California, 31 employees in Kimberton, Pennsylvania, 8 employees in Rock Hill, South Carolina, 28 employees in Ville St. Pierre, Quebec and 2 employees in Mirabel, Quebec are unionized and covered by collective bargaining agreements. These collective bargaining agreements expire on June 30, 2000, March 31, 2000, February 3, 2001, June 30, 1999 and February 28, 2000, respectively. The Company believes that its relationship with its employees is good. The Company has not experienced a work stoppage at any of its facilities in over 20 years.

RISK FACTORS

SUBSTANTIAL LEVERAGE

    The Company has consolidated indebtedness that is substantial in relation to the book value of its shareholders' equity. As of December 31, 1998, Henry Company had approximately $87.6 million of debt (the sum of long-term debt, including current maturities of long-term debt, notes payable and capitalized lease obligations) and approximately $5.8 million book value of shareholders' equity.

    The Company's significant borrowings have several important consequences for the Company including but not limited to the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and will not be available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, acquisitions or capital expenditures may be significantly impaired and (iii) the Company's substantial leverage may make it more vulnerable to economic downturns and limit its ability to withstand competitive pressures or to take advantage of business opportunities.

    The Company's ability to make cash payments to satisfy its debt obligations will depend on its future operating performance, which will be affected by financial, business, competitive, general economic and other factors, many of which are beyond the Company's control. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flow from operations, together with available borrowings under its credit facility and its other sources of liquidity, will be adequate to meet its anticipated requirements for working capital, scheduled principal and interest payments, lease payments and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

ABILITY TO ACHIEVE ANTICIPATED COST SAVINGS OR REVENUE GROWTH

    Any statements concerning potential cost savings and revenue growth contained in this annual report are forward-looking statements that are based on estimates and assumptions made by the Company's management. Although believed to be reasonable, such statements are inherently uncertain, and results are difficult to predict. Therefore, undue reliance should not be placed upon such statements. The following important factors, among others, could cause the Company not to achieve the results contemplated herein or otherwise cause the Company's business, financial condition or results of operations to be adversely affected in future periods: (i) loss of key customers or continued or increased competitive pressures; (ii) changes in customer spending levels; (iii) unanticipated costs related to the acquisition of Monsey Bakor and the integration of the companies; (iv) absence of inclement weather; (v) loss or retirement of key members of management; (vi) increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement;
(vii) unavailability of funds for capital expenditures or research and development; (viii) changes in governmental, environmental or other regulations or (ix) changes in general economic conditions. Certain of these factors are discussed in more detail elsewhere in this annual report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

FLUCTUATION OF RAW MATERIAL COST

    The Company utilizes a number of raw materials in its manufacturing processes, some of which have historically fluctuated in price at particular times. These price fluctuations have been based on such factors as the capacity of the raw material supply chain, demand in the market, weather, general economic factors and the availability of alternative raw materials. Raw materials utilized by the Company that have historically experienced some price fluctuation include asphalt, aluminum paste, rubber and certain diisocynates, among others. For example, asphalt, which is a byproduct of crude oil refining, has fluctuated in price with changes in worldwide crude oil prices and capacity and with changes in the supply and demand in the oil, gasoline and fossil fuel markets. Significant increases in asphalt prices or in the prices of other raw materials, if not offset by product price increases, could have a material adverse impact on the profit of the Company. There can be no assurance that the Company will be able to pass any future cost increases through to its customers in the form of price increases.

IMPACT OF WEATHER

    Because many of the Company's products are designed to patch or fix damaged roofs, the Company's revenues are affected by weather conditions. Sales of roofing products have historically tended to increase in areas which have experienced severe weather. The results of severe weather or the anticipation of severe weather may motivate property owners to undertake required roof maintenance or to replace an old or worn roof. The absence of inclement weather in some or all of the Company's markets could have an adverse impact on the Company's business, financial condition or results of operations.

PRODUCT LIABILITY AND ASBESTOS LITIGATION

    The Company's business entails an inherent risk of product liability claims, including a particular risk with respect to chrysotile asbestos-containing products that the Company manufactures. Although some roofing products manufacturers have switched to an exclusively non-asbestos line, some of the leading firms in the industry continue to use chrysotile asbestos in at least some of their products. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws. However, the Company has been named as a defendant in suits alleging certain asbestos-related injuries. Although the Company has not paid any amounts in judgment or settlement of any asbestos-related claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company. Other than these asbestos-related claims, no material product liability claims are currently pending against Henry Company. However, there can be no assurance that such claims will not arise in the future. The costs of defending the pending asbestos-related suits are currently funded by a joint defense arrangement among the Company's insurance carriers and the Company believes such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after 1985.

    The Company maintains product liability insurance for non-asbestos claims in the amount of $21,000,000. However, there can be no assurance that the product liability coverage maintained by the Company will be adequate to cover product liability claims or that the applicable insurer will be solvent at the time of any required payment. In addition, there can be no assurance that the Company will be able to maintain its product liability coverage on current or otherwise acceptable terms. A product liability or asbestos-related claim that results in a judgment or settlement in excess of the Company's insurance coverage, or a material judgment or settlement for an asbestos-related claim for injuries alleged to have arisen after 1985, would have a material adverse effect on the Company.

RELIANCE ON KEY PERSONNEL

    The Company's future success will depend to a significant extent on its executive officers and other key management personnel. In addition, the success of any acquisitions by the Company may depend, in part, on the Company's ability to retain management personnel of the acquired companies. Although the Company has employment agreements with several of its executive officers and key personnel, including its President, Monsey Bakor's former Chairman of the Board and the former President of Monsey Bakor's Canadian operations, there can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future. Although the Company is the beneficiary under key-person life insurance policies on the lives of the Company's President and Chief Operating Officer and Monsey Bakor's former Chairman of the Board (who has become a Vice Chairman of the Board and an executive officer of the Company following the Acquisition), there can be no assurance that the proceeds of these policies would be adequate to compensate the Company for the loss of services due to the death of these individuals.

COMPETITION

    The roofing products and roofing systems industries are highly competitive in most product categories and geographic regions. Competition is largely based on quality, service, price and distribution capabilities. The Company competes for retail and wholesale business with both large national manufacturers and smaller regional producers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local brands, manufacturers with better access to certain geographic markets may have a competitive advantage in such markets. In addition, many of the Company's competitors within the roofing products industry have greater financial, marketing, distribution, management and other resources than the Company, and as the industry consolidates, the Company's competitors may further enhance these resources. The Company also believes that excess capacity in the roofing products and roofing systems industry, especially during slow periods for the industry, could result in downward pricing pressure and intensified competition. Given these factors, there can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

    The past and present business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling, storage, treatment and disposal of wastes (including solid and hazardous wastes), the remediation of releases of toxic or hazardous materials or otherwise relating to health, safety and protection of the environment ("Environmental Laws"). As such, the nature of the Company's operations as well as previous operations by others at real property owned, leased or used by the Company, expose the Company to the risk of claims under Environmental Laws, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on its experience to date, the Company does not expect such claims or the costs of compliance with the scope or enforcement of Environmental Laws to have a material impact on its earnings or competitive position. The Company believes that it is in substantial compliance with applicable Environmental Laws. No assurance can be given, however, that the discovery of presently unknown environmental conditions, changes in the scope or enforcement of Environmental Laws or their interpretation, or other unanticipated events will not give rise to expenditures or liabilities that may have a material adverse effect on the Company's business, financial condition or results of operations. The Company, through its acquisition of Monsey Bakor, has been named as a potentially responsible party in litigation concerning contamination at a former waste-oil recycling facility used by it in Douglassville, Pennsylvania. The Company, also through its acquisition of Monsey Bakor, is also a party to a consent decree issued by the federal Environmental Protection Agency relating to remediation of contamination at its corporate headquarters. It is sharing remediation costs with a former owner of the facility that is also a party to the consent decree. Based on currently available information, the Company believes that neither this litigation nor this remediation will have a material adverse effect on the Company's business, financial condition or results of operations.

GOVERNMENTAL REGULATION AND PERMITS

    The Company is subject to regulation under various federal, state and local laws, including laws regulating its manufacturing operations and laws relating to employee health and safety. Permits are required for operation of the Company's business, and such permits are subject to renewal, modification and, in certain circumstances, revocation by governmental authorities. The loss of certain of such permits could have a material adverse effect on the Company's business, financial condition or results of operations. The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with its permits and with applicable laws and regulations. The Company cannot predict the legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

ITEM 2. PROPERTIES

    The Company's operations are conducted at the owned or leased facilities described below:

                                                                         FACILITY
                                                                          SQUARE
LOCATIONS                  PRODUCTS MANUFACTURED/PRINCIPAL USE            FOOTAGE   OWNED/LEASED
----------------  -----------------------------------------------------  ---------  -----------
UNITED STATES

Huntington Park,  - Solvent and emulsion-based bituminous coatings          95,478    Leased
  California      - Mastics
                  - Pavement/driveway sealers
                  - Asphalt emulsions
                  - Acrylic coatings

Sacramento        - Solvent and emulsion-based bituminous coatings          18,871    Leased
  (Elk Grove),    - Mastics
  California      - Pavement/driveway sealers
                  - Asphalt emulsions

                                                                         FACILITY
                                                                          SQUARE
LOCATIONS                  PRODUCTS MANUFACTURED/PRINCIPAL USE            FOOTAGE   OWNED/LEASED
----------------  -----------------------------------------------------  ---------  -----------
El Paso, Texas    - Distribution Center                                     10,583     Owned

Portland, Oregon  - Solvent and emulsion-based bituminous coatings          55,735    Leased
                  - Mastics
                  - Pavement/driveway sealers
                  - Asphalt emulsions
                  - Acrylic coatings

Seattle           - Distribution center                                     12,500    Leased
  (Auburn),       - Asphalt emulsions
  Washington

Ontario,          - Polyurethane foam                                       13,330    Leased
  California      - Coatings for polyurethane foam

Houston, Texas    - Asphalt tape sealants                                   44,000     Owned

Kimberton,        - Solvent and emulsion-based bituminous coatings         147,400     Owned
  Pennsylvania    - Mastics
                  - Pavement sealers
                  - Asphalt and wax industrial emulsions

Indianapolis,     - Solvent and emulsion-based bituminous coatings          63,000     Owned
  Indiana         - Mastics
                  - Pavement sealers
                  - Asphalt and wax industrial emulsions

Waterford,        - Solvent and emulsion-based bituminous coatings         120,000     Owned
  New York        - Mastics
                  - Pavement sealers
                  - Acrylic and solvent-based coatings

Rock Hill,        - Solvent and emulsion-based bituminous coatings          40,000     Owned
  South Carolina  - Mastics
                  - Pavement sealers
                  - Asphalt and wax industrial emulsions

Garland, Texas    - Solvent and emulsion-based bituminous coatings          76,500     Owned
                  - Mastics
                  - Pavement sealers
                  - Asphalt and wax industrial emulsions
                  - Acrylic coatings

Bartow, Florida   - Solvent based bituminous coatings                       34,000     Owned
                  - Mastics
                  - Pavement sealers
                  - Acrylic coatings

Kingman, Arizona  - Solvent and emulsion-based bituminous coatings          39,275     Owned
                  - Mastics
                  - Pavement sealers
                  - Asphalt and wax industrial emulsions
                  - Acrylic coatings

                                                                         FACILITY
                                                                          SQUARE
LOCATIONS                  PRODUCTS MANUFACTURED/PRINCIPAL USE            FOOTAGE   OWNED/LEASED
----------------  -----------------------------------------------------  ---------  -----------
CANADA

Petrolia,         - Roofing membranes                                       58,500     Owned
  Ontario         - Waterproofing
                  - Air barriers
                  - Protection/Recovery Board

Mirabel,          - Insulation additives and coatings                        6,100     Owned
  Quebec          - Liquid air barrier membranes
                  - Specialty primers

Ville St. Pierre  - Insulating coatings and adhesives                       44,000     Owned
  (Montreal),     - Air barriers
  Quebec          - Solvent and emulsion-based bituminous coatings
                  - Road emulsions
                  - Asphalt and wax industrial emulsions

    The Company also owns or leases smaller sales and administration facilities in Costa Mesa, California, Irvington, New Jersey and Mississauga, Ontario. In addition, the Company owns a small facility in Troy, New York that it leases to a third party. The Company believes that its facilities are in good operating condition and are adequate to meet anticipated future requirements.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is periodically named as a defendant in a variety of product liability lawsuits including "slip and fall" claims relating to pavement sealants and claims for alleged product failure. The Company does not believe these cases will have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company, by way of its acquisition of Monsey Bakor, has been identified as a participating responsible party by the EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, in litigation in the Federal District Court for the Eastern District of Pennsylvania. The Company's involvement with the property, a former waste oil recycling facility in Douglassville, Pennsylvania, was limited to the temporary storage and treatment of certain solvents on the site. A proposed consent decree covering the EPA's alleged response costs has been negotiated with the EPA which would fix the responsibility for the Company and approximately 150 other potentially responsible parties who were determined to be responsible for a minor portion of such costs. The Company's portion of this settlement would be approximately $372,000.

    As of December 31, 1998, The Company was a party to approximately 55 state court cases alleging certain asbestos-related injuries. There were seven new cases filed in 1998, two in 1997 and four filed each in 1996 and 1995. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws. Although the Company has not paid any amounts in judgment or settlement of any asbestos-related claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company. The costs of these suits are currently funded by a joint-defense arrangement among the Company's insurance carriers and the Company believes that such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after 1985.

    The Company does not believe, based in part on the advice of outside counsel, that the outcome of these suits and legal proceedings will have a material adverse effect on the Company's financial condition, results of operations, or cash flows.

    ENVIRONMENTAL MATTERS

    The Company is subject to extensive and changing environmental laws and regulations with which it believes it is in substantial compliance. However, there can be no assurance that the discovery of presently unknown environmental conditions or changes in the scope, interpretation or enforcement of environmental laws and regulations will not have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company's Kimberton facility was formerly occupied by a pharmaceutical manufacturer whose operations resulted in groundwater contamination identified on the site and surrounding area. The contaminant of concern was trichloroethylene which required various remedial activities, including the provision of alternate water supplies to users in the surrounding area and a groundwater treatment program. Remedial work is being completed under a consent decree the EPA negotiated in 1990 with the pharmaceutical manufacturer and the Company and a confidential cost sharing agreement between these two companies. The Company's costs under the consent decree in 1996, 1997 and 1998 were approximately $63,000, $67,000 and $70,000, respectively, and are not expected to be significantly different during 1999 and 2000. The Company has a liability recorded for the entire expected costs to it of the remedial work over the remaining term of the consent decree and cost-sharing agreement. Costs paid under the consent decree and cost-sharing agreement of $70,000 in 1998 reduced the liability to $3.4 million at December 31, 1998.

    The Company is currently upgrading, replacing or closing underground storage tanks that it owns or operates to meet certain corrosion protection and overfill/spill containment standards. The Company estimates that the capital expenditures required to comply with various regulatory programs in 1999 will not have a material adverse effect on the Company's earnings, cash flows or competitive position. Such estimates, however, are based on factors and assumptions that are subject to change, including potential modifications of regulatory requirements, detection of unanticipated environmental conditions or other currently unexpected circumstances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS

    There is no established public trading market for the Company's common equity.

    As of December 31, 1998, there were seven (7) beneficial holders of the Company's Common Stock and one beneficial holder of the Company's Class A Common Stock.

    At the present time, the Company intends to retain all earnings for use in the operation and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. Any determination in the future to pay dividends will depend on the Company's earnings, financial condition, capital requirements, level of indebtedness and other factors deemed relevant by the Company's Board of Directors, including any contractual or statutory restrictions on the Company's ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with Henry Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 1998, and the consolidated balance sheet data at December 31, 1997 and 1998, are derived from the consolidated financial statements of Henry Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1994 and 1995, respectively, and the consolidated balance sheet data at December 31, 1994, 1995, and 1996 are derived from audited financial statements of Henry Company not included in the document. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                                 YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------------------
                                                                    1994       1995       1996       1997      1998(7)
                                                                  ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):

Net sales.......................................................     51,163     61,059     59,186     67,424    150,156
Cost of sales...................................................     35,206     42,290     40,867     46,413    105,143
                                                                  ---------  ---------  ---------  ---------  ---------
  Gross Profit..................................................     15,957     18,769     18,319     21,011     45,013

Operating expenses:
  Selling, general and administrative...........................     14,849     17,518     16,934     17,509     35,028
  Amortization of intangibles...................................        858        703        183        137      2,081
                                                                  ---------  ---------  ---------  ---------  ---------
  Operating income (loss).......................................        250        548      1,202      3,365      7,904
                                                                  ---------  ---------  ---------  ---------  ---------
Interest expense................................................      1,158      1,454      1,475      1,465      6,567
Interest and other income, net..................................       (589)      (402)      (345)      (321)      (243)
                                                                  ---------  ---------  ---------  ---------  ---------
  Income (loss) before provision (benefit) for taxes............       (319)      (504)        72      2,221      1,580
Provision (benefit) for income taxes(2).........................         --         --          1         33        509
                                                                  ---------  ---------  ---------  ---------  ---------
  Net income (loss).............................................       (319)      (504)        71      2,188      1,071
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Pro forma provision (benefit) for income taxes(3)...............       (127)      (200)        29        882        484
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
Pro forma net income (loss)(3)..................................       (192)      (304)        43      1,339      1,096
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------

                                                                                 YEAR ENDED DECEMBER 31
                                                                  -----------------------------------------------------
                                                                    1994       1995       1996       1997      1998(7)
                                                                  ---------  ---------  ---------  ---------  ---------
Other Financial Data:

Capital expenditures............................................      1,745      1,389      1,449        801      2,997
Depreciation and amortization (including amorization of
  intangibles)..................................................      1,954      1,907      1,645      1,469      4,894
EBITDA(4).......................................................      2,793      2,857      3,192      5,155     13,041
Ratio of earnings to fixed charges(5)...........................         --(6)        --(6)      1.0x      1.9x      1.2x

Cash flows provide by (used in):
  Operating activities..........................................       (206)     2,224      1,171      4,781      9,981
  Investing activities..........................................     (2,915)    (1,342)      (783)      (949)   (48,010)
  Financing activities..........................................      3,348       (785)      (258)    (4,013)    50,445

                                                                    1994       1995       1996       1997       1998
                                                                  ---------  ---------  ---------  ---------  ---------
COMBINED BALANCE SHEET DATA(1):

Cash and cash equivalents.......................................         74        170        300        119     12,023
Working capital.................................................      4,236      2,699      5,121      7,204     32,380
Total assets....................................................     29,247     30,730     31,204     30,418    125,514
Long-term debt, including current maturities and borrowings on
  lines of credit...............................................     18,329     17,619     17,416     13,748     87,631
Total shareholders' equity......................................      3,368      2,863      2,934      5,122      5,830

------------------------

(1) For periods prior to April 22, 1998, the Company's financial statements were prepared on a combined basis with Warner Development Company of Texas ("Warner Development") as both entities were under common control with identical shareholder ownership interests. On April 21, 1998, Warner Development was merged into Henry Company and the outstanding shares of Warner Development capital stock were cancelled.

(2) Prior to April 1998, Henry Company was operated as a subchapter "S" Corporation under the Code. As a result, Henry Company did not incur Federal and state income taxes (except with respect to certain states) and, accordingly, the provision for income taxes only includes the applicable state income tax. Federal and state income taxes (except with respect to certain states) on the income of Henry Company have been incurred and paid directly by the shareholders of Henry Company. It has been the policy of Henry Company to make periodic distributions to the shareholders in respect of such tax liabilities. During the year ended December 31, 1998, Henry Company paid distributions of $1.2 million for the shareholders' 1997 tax liabilities. On April 22, 1998, the Company converted to a "C" corporation under the Code and will subsequently pay all future tax obligations of the Company to the appropriate taxing authorities.

(3) As described in Note (2) above, Henry Company was operated as a Subchapter "S" Corporation for the historical years presented through 1997. The pro forma provision (benefit) for income taxes and pro forma net income (loss) reflect the results as if Henry Company were operated as a "C" Corporation for the historical periods presented.

(4) EBITDA, as defined in the indenture relating to the Company's outstanding 10% Senior Notes, represents net earning before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and non-recurring, non-cash charges, less any cash expended that funds a non-recurring, non-cash charge. While EBITDA should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company's business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the respective years and related interim periods is as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------------------
                                                1993       1994       1995       1996       1997       1998
                                              ---------  ---------  ---------  ---------  ---------  ---------
Net income (loss)...........................  $     336  $    (319) $    (504) $      71  $   2,188  $   1,071
Provision for income taxes..................          5         --         --          1         33        509
Interest expense............................        765      1,158      1,454      1,475      1,465      6,567
Depreciation and amortization...............      1,961      1,954      1,907      1,645      1,469      4,894
                                              ---------  ---------  ---------  ---------  ---------  ---------
EBITDA......................................  $   3,067  $   2,793  $   2,857  $   3,192  $   5,155  $  13,041
                                              ---------  ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------  ---------

(5) For purposes of this ratio, "earnings" consist of earnings before income taxes and fixed charges and "fixed charges" consist of interest expense and the portion of rents representative of an interest factor. The ratio of earnings to fixed charges is computed by adding earnings before income taxes and fixed charges and dividing by fixed charges.

(6) The earnings were insufficient to cover fixed charges for these periods. The amount of the deficiencies were $319 and $504 in 1994 and 1995, respectively.

(7) On April 22, 1998, the Company acquired Monsey Bakor and its subsidiaries. The acquisition was accounted for using the purchase method of accounting and as such, the results of operations of Monsey Bakor since the acquisition date have been included in the consolidated financial statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Financial Data and the Company's Consolidated Financial Statements, including notes thereto, appearing elsewhere in this Annual Report.

GENERAL

    The Company is a construction materials company focusing primarily on products for roofing, sealing and paving applications. The Company develops, manufactures and markets several separate but related product lines including roof and driveway coatings and paving products, industrial emulsions, air barriers, polyurethane foam for roofing and commercial uses, sealants for construction and marine uses and specialty products. The Company has seventeen manufacturing and distribution facilities throughout North America. The Company's business is seasonal and is dependent on weather trends which vary by geographic region.

    The Company manages its business through two reportable segments or primary business units with separate management teams, infrastructures, marketing strategies and customers. The Company's reportable segments are: the Henry Coatings Division, which develops, manufactures and markets roof and driveway coatings and paving products, industrial emulsions, air barriers, and specialty products; and the Resin Technology Division, which develops, manufactures and sells polyurethane foam for roofing and commercial construction. The Company evaluates the performance of its operating segments based on sales, gross profit and operating income. Intersegment sales and transfers are not significant.

    Summarized financial information concerning the Company's reportable segments is shown below.

                                                                       HENRY           RESIN
                                                                      COATINGS      TECHNOLOGY
                                                                      DIVISION       DIVISION         TOTAL
                                                                   --------------  -------------  --------------
                              1998
Net sales........................................................  $  130,054,094  $  20,102,027  $  150,150,121
Gross profit.....................................................      41,240,101      3,773,436      45,013,537
Operating income.................................................       7,491,372        412,360       7,903,741
Depreciation and amortization....................................       4,666,246        227,548       4,893,794
Total assets.....................................................     112,978,409     12,535,391     125,513,800
Capital expenditures.............................................       2,875,566        121,154       2,996,720
                              1997
Net sales........................................................  $   47,828,812  $  19,594,791  $   67,423,603
Gross profit.....................................................      17,494,453      3,516,322      21,010,775
Operating income.................................................       2,521,895        843,531       3,365,426
Depreciation and amortization....................................       1,253,340        216,035       1,469,375
Total assets.....................................................      18,527,327     11,890,320      30,417,647
Capital expenditures.............................................         648,306        152,933         801,239
                              1996
Net sales........................................................  $   40,939,371  $  18,246,629  $   59,186,000
Gross profit.....................................................      15,238,101      3,081,175      18,319,276
Operating income.................................................         890,060        312,070       1,202,130
Depreciation and amortization....................................       1,438,345        206,345       1,644,690
Total assets.....................................................      20,102,365     11,101,354      31,203,719
Capital expenditures.............................................       1,281,277        167,416       1,448,693

    The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for 1998 are as follows:

                                                                                                     LONG-LIVED
                                                                                      NET SALES        ASSETS
                                                                                    --------------  -------------
United States.....................................................................  $  129,492,180  $  64,555,982
Canada............................................................................      20,663,941      8,548,168
                                                                                    --------------  -------------
    Total.........................................................................  $  150,156,121  $  73,104,150
                                                                                    --------------  -------------
                                                                                    --------------  -------------

BUSINESS ACQUISITION, NOTE OFFERING, AND CHANGE IN TAX STATUS

    On April 22, 1998, the Company completed the acquisition of Monsey Bakor and its subsidiaries (the "Acquisition") which are engaged in the distribution and manufacture of roof coatings, adhesives and membranes, and waterproofing and air barrier systems for residential and commercial applications. The cash purchase price was $42.8 million with an additional $3.2 million paid at closing to certain selling shareholders of Monsey Bakor for noncompetition agreements. A selling shareholder also purchased

22,500 of redeemable convertible preferred stock of the Company for $0.6 million cash. The Acquisition has been accounted for using the purchase method of accounting.

    Concurrent with the Acquisition, the Company conducted a senior note offering (the "Offering") in the aggregate principal amount of $85.0 million. The proceeds of the Offering were used to acquire Monsey Bakor, retire a substantial portion of Monsey Bakor's existing bank debt, and retire the Company's existing bank debt and subordinated shareholder debt.

    Concurrent with the Acquisition and Offering, the Company's bank credit line was replaced with a $35.0 million credit facility, $25.0 million of which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million of which may be used for capital expenditures.

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

RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                  YEAR ENDED DECEMBER 31 (IN MILLIONS)
                                                 ----------------------------------------------------------------------
                                                   1996      % OF SALE     1997      % OF SALE     1998      % OF SALE
                                                 ---------  -----------  ---------  -----------  ---------  -----------
Net sales......................................  $    59.2       100.0%  $    67.4       100.0%  $   150.1       100.0%
Cost of sales..................................       40.9        69.1%       46.4        68.8%      105.1        70.0%
                                                 ---------       -----   ---------       -----   ---------       -----
  Gross profit.................................       18.3        30.9%       21.0        31.2%       45.0        30.0%

Operating expenses:
  Selling, general and administrative..........       16.9        28.6%       17.5        26.0%       35.0        23.3%
  Amortization of intangibles..................        0.2         0.3%        0.2         0.1%        2.1         1.4%
                                                 ---------       -----   ---------       -----   ---------       -----
  Operating income.............................        1.2         2.0%        3.4         5.0%        7.9         5.3%
                                                 ---------       -----   ---------       -----   ---------       -----
Interest expense...............................        1.5         2.5%        1.5         2.2%        6.6         4.4%
Interest and other income, net.................       (0.4)       (0.6)%      (0.3)       (0.4)%      (0.3)       (0.2)%
                                                 ---------       -----   ---------       -----   ---------       -----
  Income (loss) before provision for taxes.....        0.1         0.1%        2.2         3.2%        1.6         1.1%
Provision for income taxes.....................        0.0         0.0%        0.0         0.0%        0.5         0.4%
                                                 ---------       -----   ---------       -----   ---------       -----
Net income.....................................  $     0.1         0.1%  $     2.2         3.3%  $     1.1         0.7%
                                                 ---------       -----   ---------       -----   ---------       -----
                                                 ---------       -----   ---------       -----   ---------       -----

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    NET SALES. The Company's net sales increased to $150.1 million for the year ended December 31, 1998, an increase of $82.7 million, or 122.7%, from $67.4 million for the year ended December 31, 1997. The acquisition of Monsey Bakor (the "Acquisition") represented $84.4 million of the increase and was partially offset by a decrease of $1.7 million due primarily to the lack of rainfall in excess of annual averages, which resulted in decreased net sales in both the professional and retail roofing business as the need to repair leaking roofs was not as pronounced.

    GROSS PROFIT. The Company's gross profit increased to $45.0 million for the year ended December 31, 1998, an increase of $24.0 million, or 114.3%, from $21.0 million for the year ended December 31, 1997. The acquisition of Monsey Bakor represented $22.4 million of the increase. The remaining increase of $1.6 million was primarily due to a decrease in certain raw material prices and an improved sales mix of higher margin products.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense as a percentage of net sales decreased to 23.3% for the year ended December 31, 1998 from 26.0% for the year ended December 31, 1997. The decrease was primarily due to the Company's ability to support increased levels of revenues from the acquisition of Monsey Bakor without proportionately increasing administrative costs. Selling, general and administrative expenses increased to $35.0 million for the year ended December 31, 1998, an increase of $17.5 million, or 100.0%, from $17.5 million for the year ended December 31 1997. The acquisition of Monsey Bakor represented $16.4 million of the increase. The remaining increase of $1.1 million was primarily due to incremental selling, general and administrative expenses associated with the Company's continued expansion in both the retail roofing and the roofing systems business.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $2.1 million for the year ended December 31, 1998, an increase of $2.0 million or 2000%, from $0.1 million for the year ended December 31, 1997. The increase was primarily due to the amortization of intangible assets created as a result of the Acquisition.

    OPERATING INCOME. Operating income increased to $7.9 million for the year ended December 31, 1998, an increase of $4.5 million, or 132.4%, from $3.4 million for the year ended December 31, 1997. Operating income as a percentage of net sales increased to 5.3% for the year ended December 31, 1998, from 5.0% for the year ended December 31, 1997. The acquisition of Monsey Bakor represented $5.7 million, or 126.7% of the increase in operating income. The Monsey Bakor increase was partially offset by the amortization of intangible assets created as a result of the Acquisition and increased selling, general and administrative expenses mitigated by the improvements in the gross profit margin as noted above.

    INTEREST EXPENSE. Interest expense increased to $6.6 million for the year ended December 31, 1998, an increase of $5.1 million, or 340.0%, from $1.5 million for the year ended December 31, 1997. The increase was attributable to interest expense incurred on the Senior Notes used to finance the Acquisition.

    PROVISION FOR INCOME TAXES. The provision for income taxes increased to $0.5 million for the year ended December 31, 1998 primarily due to the Acquisition and the conversion of the Company from an "S" Corporation to a "C" Corporation, which resulted in the Company becoming a fully taxable entity in the year ended December 31, 1998. These factors were partially offset by a $0.9 million deferred tax benefit recognized upon conversion.

    NET INCOME. Net income was $1.1 million for the year ended December 31 1998, a decrease of $1.1 million, or 50.0% from $2.2 million for the year ended December 31, 1997. The Acquisition represented an increase of $3.9 million, which was offset by increased amortization expense, increased interest expense and other factors noted above.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO DECEMBER 31, 1996

    NET SALES. The Company's net sales increased to $67.4 million in 1997, an increase of $8.2 million, or 13.9%, from $59.2 million for the prior year. This increase was primarily due to forecasted rainfall in excess of annual averages, which increased sales in both the professional and retail roofing business as property owners in California and Arizona repaired roofs during the third and fourth quarters of 1997 in anticipation of significant rainfall. The increase in revenues was also attributable to Henry Company's increased market penetration into contiguous regions.

    GROSS PROFIT. Gross profit increased to $21.0 million in 1997, an increase of $2.7 million, or 14.8%, from $18.3 million for 1996. This increase was primarily due to the increased revenues, but also reflects an increase in Henry Company's gross profit margin increased to 31.2% from 30.9% in the prior year. This increase in gross profit margin was primarily attributable to a higher proportion of revenues from the sales of roof patching cement, which historically has had higher gross profit margins than other roof coatings lines and polyurethane foam applications. The increase in gross profit margin was partially offset by decreased revenues from certain higher-margin segments of the sealants business.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expense as a percentage of revenue decreased to 26.0% in 1997 from 28.7% in 1996. The decrease was primarily due to Henry Company's ability to service increased revenues without proportionately increasing administrative costs. Selling, general and administrative expenses increased to $17.5 million in 1997, an increase of $0.6 million, or 3.6%, from $16.9 million in 1996. The increase was primarily due to incremental selling, general and administrative expenses associated with Henry Company's continued expansion into the roofing systems business as well as increased overhead related to the hiring of additional employees in connection with the overall growth of Henry Company.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased slightly to $0.1 million in 1997 as compared to $0.2 million in 1996. This decrease represents amortization expense related to an acquisition completed in February of 1994.

    OPERATING INCOME. Operating income increased to $3.4 million in 1997, an increase of $2.2 million, or 183.3%, from $1.2 million in 1996. Operating income as a percentage of revenue increased to 5.0% in 1997 from 2.0% in the prior year, primarily due to higher gross profit margins and lower operating expenses as a percentage of revenues.

    INTEREST EXPENSE. Interest expense remained flat from 1996 to 1997 and relates principally to interest expense on Henry Company's debt utilized to fund the working capital needs of the Company.

    NET INCOME. Net income was $2.2 million in 1997, an increase of $2.1 million, from $0.1 million in 1996 due primarily from increased revenues. Net income as a percentage of revenues increased to 3.2% in 1997, from a nominal return in 1996, primarily due to an increase in net sales in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. Concurrently with the consummation of the Offering and the Acquisition on April 22, 1998, the Company entered into a new bank credit facility (the "Credit Facility") which provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of December 31, 1998, there were no amounts outstanding under the revolving line of credit and the capital expenditure facility. The Company also maintains a credit line with a Canadian bank. Balances outstanding under this line were $1.7 million at December 31, 1998.

CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
  DECEMBER 31, 1997

    The Company's cash flows from operations were $10.0 million and $4.8 million for the years ended December 31, 1998 and 1997 respectively. The increase from December 31, 1997 to December 31, 1998 of $5.2 million was primarily attributable to a reduction in trade receivables and inventories. This reduction is largely a result of the decline in trade receivables and inventories of Monsey Bakor from the date of acquisition to December 31, 1998. Net cash provided by (used in) financing activities during the year ended December 31, 1998 and the year ended December 31, 1997 was $50.4 million and $(4.0) million respectively. The increase of $54.4 million from the year ended December 31, 1997 to the year ended

December 31, 1998 was primarily due to the issuance of $85.0 million of senior notes, reduced by debt payments of $33.4 million. Net cash used for business acquisitions for the year ended December 31, 1998 and for the year ended December 31, 1997 were $45.1 million and $0.1 million, respectively. For the year ended December 31, 1998 and the year ended December 31, 1997 additions for capital expenditures were $3.0 million and $0.8 million, respectively. Scheduled principal payments on debt were $16.7 million and $1.3 million for the year ended December 31, 1998 and the year ended December 31, 1997, respectively.

    The Company believes that the net proceeds from the Offerings, together with available cash and cash equivalents, cash generated from operations and available borrowings under the Credit Facility, will be sufficient to finance working capital, capital expenditures, acquisitions, and scheduled principal and interest payments for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company's anticipated working capital, capital expenditure and acquisition financing requirements or that the Company will not require additional financing within this time frame.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of SOP No. 98-1 will have a material impact on the Company's financial position, results of operations, or cash flows.

    In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-up Activities". SOP No. 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard will not have a significant impact on the Company's financial position, results of operations, or cash flows.

    In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial
Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position, results of operations, or cash flows.

YEAR 2000 MODIFICATIONS

    The Company is not highly dependent on its internal computer systems, and does not generally interact electronically with its customers or suppliers. The Company has been and is currently assessing its computer systems and embedded-technology equipment in order to evaluate what, if any, corrections or modifications may be necessary to respond to potential Year 2000 computer issues. The Company currently expects to complete any necessary corrections or modifications by April 30, 1999. The historical costs of this assessment and correction have been less than $10,000 and future assessment and correction (including replacement) costs are currently estimated to be less than $50,000. The company relies upon computer systems primarily to invoice its customers, some of whom are billed on an Electronic Data Interchange ("EDI") system. The most reasonably likely risk to the Company for a Year 2000 failure is believed to involve an interruption of this electronic invoicing system. The Company is prepared to invoice its customers manually in the event of such an interruption.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the Company monitors and manages these risks by reviewing key trends and indicators on a continuous basis.

    Interest Rate Risk--From time to time the Company temporarily invests its excess cash in interest bearing temporary investments of high quality issuers or with major financial institutions. Due to the short-term maturity of the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. The majority of the Company's long-term debt is comprised of $85.0 million of Series B Senior Notes which represent fixed rate borrowings. The fair value of the Senior Notes at December 31, 1998 was approximately $101.0 million.

    The Company believes that near term changes in interest rates would not have a significant impact on the Company's financial position as the Company has a limited amount of interest rate risk sensitive financial instruments at December 31, 1998.

    Foreign Exchange Rate Risk--The Company conducts business principally in North America and in U.S. and Canadian currencies. The Company's U.S. operations denominates all sales transactions in U.S. dollars. The Company's Canadian subsidiaries are paid in Canadian dollars for sales made in Canada. Excess Canadian funds generally have been invested in the Canadian operation rather than being remitted to the U.S. parent.

    At December 31, 1998, the Company has no foreign currency exchange contracts or hedging instruments.

    Commodity Price Risk--The Company uses certain raw materials in its manufacturing process that fluctuate with certain commodity prices. These raw materials include asphalt, aluminum paste, rubber and certain dissoynates. The Company continuously monitors key trends in the commodity prices impacting raw materials. At December 31, 1998, the Company has no commodity risk hedges or derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of Henry Company are included in a separate section of this Annual Report on Form 10-K as set forth in the "Index to Consolidated Financial Statements" on Page F-1.

    The consolidated financial statements of Monsey Bakor appearing on pages F-29 through F-47 of the Henry Company Registration Statement on Form S-4 (Registration No. 333-59485) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding each of the Company's directors and executive officers as of December 31, 1998:

NAME                                             AGE                       POSITION
-------------------------------------------      ---      -------------------------------------------
Warner W. Henry(1)(2)......................          60   Chairman of the Board and Chief Executive
                                                          Officer
Joseph T. Mooney, Jr.(1)...................          64   Vice Chairman of the Board
Paul H. Beemer(1)(2).......................          76   Vice Chairman of the Board
Richard B. Gordinier(1)(2).................          56   President, Chief Operating Officer and
                                                          Director
Jeffrey A. Wahba(1)(2).....................          42   Chief Financial Officer, Secretary and
                                                          Director
S. Duncan Moffat...........................          51   President--Henry Coatings Division
James Doose................................          50   President--Resin Technology Company
John R. Enright............................          58   President--Henry Sealants Division
Larry A. Karasiuk..........................          54   President--Bakor Division
Norman F. Nickerson........................          58   Senior Vice President--Henry Coatings
                                                          Division
Frederick H. Muhs(1).......................          60   Director
Carol F. Henry.............................          59   Director
Donald H. Ford.............................          91   Director
Terrill M. Gloege(2).......................          63   Director

------------------------

(1) Member of the Executive Committee

(2) Member of the Audit Committee

    WARNER W. HENRY has been Chairman of the Board, Chief Executive Officer and a director of Henry Company or its parent since 1974, and has served in various sales and sales management positions with Henry Company from 1963 to 1974. Mr. Henry also serves on the board or is an Overseer of the following organizations:
The Employers Group, Hoover Institution, Los Angeles Music Center Opera and the Los Angeles Chamber Orchestra. Mr. Henry received his A.B. in Economics from Stanford University and his M.B.A. from Stanford University, Graduate School of Business.

    JOSEPH T. MOONEY, JR. has served as a Vice Chairman of the Board of the Company since the closing of the Acquisition. Mr. Mooney began his career with Monsey Bakor in 1960 and previously served as Chairman of the Board and President of Monsey Bakor from 1972 to April 1998, where his responsibilities included major strategic decisions regarding product and equipment purchases as well as oversight of all of Monsey Bakor's financial operations. Mr. Mooney received a B.S. from Villanova University.

    PAUL H. BEEMER has served as Vice Chairman of Henry Company since 1983, and as a director of Henry Company or its parent since 1964. Mr. Beemer began with Henry Company in 1947, holding various technical and sales management positions, and has also served as General Manager and President. Mr. Beemer was responsible for the formulation and development of a number of Henry Company's key products and continues to serve in a part-time technical consulting role. Mr. Beemer received a B.S. from Loyola University in Los Angeles.

    RICHARD B. GORDINIER has been President and a director of Henry Company since 1988. From 1985 to 1988, Mr. Gordinier was President of Van De Kamp Dutch Bakers. From 1979 to 1984, Mr. Gordinier served as President of the International Division of Max Factor and Co., and from 1964 to 1979 held senior management positions at Estee Lauder, Procter and Gamble Co. and Bristol-Myers Squibb Co. Mr. Gordinier is currently a director of The Raymond Company and Lawry's Restaurants, Inc. Mr. Gordinier received a B.S. in Civil Engineering from Princeton University.

    JEFFREY A. WAHBA has been Chief Financial Officer, Secretary and a director of Henry Company since 1986. From 1984 to 1985, Mr. Wahba served as Chief Financial Officer of Vault Corporation. From 1980 to 1984, Mr. Wahba was with Max Factor and Co. and served as Controller of the International Division. Mr. Wahba received a B.S. in Industrial Engineering and an M.S. in Industrial Engineering and Engineering Management from Stanford University, as well as an M.B.A. from the University of Southern California.

    S. DUNCAN MOFFAT has served as President--Henry Coatings Division since 1997. From 1992 to 1997, Mr. Moffat was Senior Vice President of Coatings Operations for Henry Company, and from 1989 to 1992 served as Director of West Coast Operations for Esselte Pendaflex Corporation. Prior to that time, Mr. Moffat served in various operations management capacities for Procter and Gamble Co. Mr. Moffat received a B.S. in Mechanical Engineering from Princeton University.

    JAMES DOOSE has been the President of Resin Technology Company since 1994. Mr. Doose and a partner founded Resin Technology Company in 1982. Mr. Doose served as Executive Vice President of Resin Technology Company from 1982 to 1994. From 1973 to 1982, Mr. Doose was with Reichold Chemical Company in various sales and technical positions. Mr. Doose received a B.S. in Chemistry from California Polytechnic University at Pomona.

    JOHN R. ENRIGHT has served as President--Henry Sealants Division, since 1993. From 1983 to 1992, Mr. Enright was Vice President of Sales and held other management positions with Lennox Industries. From 1976 to 1983, Mr. Enright held various sales management positions with Wallace Silversmiths Inc. Mr. Enright received a B.S. in Business Management from San Jose State University.

    LARRY A. KARASIUK has served as President--Monsey Bakor Canada since the closing of the Acquisition. Mr. Karasiuk served as the President of Bakor Holdings, Inc. and as the President of Monsey Bakor's Canadian operations beginning in 1991. From 1982 to 1991, Mr. Karasiuk was the Vice President of Marketing and Sales with the predecessor company of Bakor Holdings, Inc., Bakelite Thermosets Building Materials Division. Prior to that time, Mr. Karasiuk served in various management positions with Hunter Douglas, a subsidiary of Alcan. Mr. Karasiuk attended Simon Fraser University and York University.

    NORMAN F. NICKERSON has served as Vice President of Sales--Monsey Bakor U.S. since the closing of the Acquisition. Mr. Nickerson served as Vice President of Sales of Monsey Bakor from 1985 to 1998. From 1979 to 1985, Mr. Nickerson was General Manager of Monsey Bakor's Southeastern division. From 1972 to 1979, Mr. Nickerson was General Manager of Cosmicoat, Inc. Mr. Nickerson received his B.A. in History from Allegheny College.

    FREDERICK H. MUHS has been a director of Henry Company since 1996. Since 1991, Mr. Muhs has been a private investor and business consultant. From 1963 to 1990, Mr. Muhs held various positions in the investment and investment banking operations of the Prudential Insurance Company of America, including as Managing Director for its Prudential Bache Securities, Inc. subsidiary. Mr. Muhs received an A.B. in Economics from Stanford University and his M.B.A. from Stanford University, Graduate School of Business.

    CAROL F. HENRY has been a director of Henry Company since 1970. She is currently involved with several civic and charitable organizations. Mrs. Henry received an A.B. and M.A. in Education from Stanford University.

    DONALD H. FORD has been director of Henry Company since 1958. From 1933 to the present, Mr. Ford has practiced law with the law firm of Overton, Lyman and Prince in Los Angeles, California. Mr. Ford received a B.S. in Commerce from Oregon State University and a J.D. from the University of Michigan.

    TERRILL M. GLOEGE has been a director of Henry Company since 1993. He is currently the Chief Financial Officer of the Carson Companies. Mr. Gloege is currently a director of Dominguez Services Corporation, a water services utility company. Mr. Gloege received a B.S. from the United States Coast Guard Academy and an M.B.A. from Stanford University.

    The Company's bylaws provide that the Board of Directors of the Company shall consist of nine directors. The number of authorized directors may be increased or decreased from time to time by an amendment to the bylaws adopted by the Board of Directors or by the Company's shareholders. Directors are elected at each annual meeting of the Company's shareholders to hold office until the next annual meeting and until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the Board's discretion, subject to any contracts of employment with the Company.

    Warner W. Henry and Carol F. Henry are husband and wife.

BOARD COMMITTEES

    The Executive Committee is comprised of Warner W. Henry, Paul H. Beemer, Joseph T. Mooney, Jr., Richard B. Gordinier and Frederick H. Muhs. Jeffrey A. Wahba serves as Secretary of the Executive Committee without a vote. The Executive Committee has the full authority of the Board of Directors, except with respect to the approval of any action for which shareholder approval is required by law or for certain other fundamental corporate actions, which require the act of the full Board. The Audit Committee is comprised of Warner W. Henry, Paul H. Beemer, Richard B. Gordinier, Terrill M. Gloege and Jeffrey A. Wahba. The Audit Committee oversees the activities of Henry Company's independent accountants.

EXECUTIVE AND DIRECTOR COMPENSATION

    The Company's directors do not receive any cash compensation for service on the Board of Directors or any Committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings.

    Henry Company does not have a compensation committee or other Board committee performing equivalent functions. Executive and employee compensation is determined by Richard B. Gordinier. Annual increases in compensation for Mr. Gordinier are determined by the Executive Committee of the Board without the participation of Mr. Gordinier and increases in Mr. Henry's annual compensation is determined by the Executive Committee without the participation of Mr. Henry. During the 1998 fiscal year, Messrs. Henry, Beemer, Gordinier and Wahba participated in deliberations of the Executive Committee regarding compensation of Henry Company executive officers. No executive officer of the Company serves as a member of the Board of Directors of any other entity which has one or more members serving as a member of the Company's Board of Directors.

    Paul H. Beemer is compensated for consulting advisory services pursuant to a consulting agreement with the Company. Mr. Beemer provides the Company with a certain number of hours of consulting advisory services each quarter for compensation of $100,000 per year. Mr. Beemer may also provide additional services which are compensated at the rate of $105 per hour. The consulting agreement also contains a noncompetition clause restricting Mr. Beemer's employment or service with a business entity that competes with the Company in its present or future marketing areas. Mr. Beemer's consulting agreement expired June 30, 1998, but has been extended by the Company to June 30, 1999. In fiscal year 1998, Mr. Beemer received $102,205 in compensation under his consulting agreement.

    In connection with services provided by The Muhs Company, Inc., Frederick H. Muhs provides certain business and financial consulting services to Henry Company. Henry Company pays The Muhs Company, Inc. a retainer of $8,000 per month for these services. In fiscal year 1998, The Muhs Company, Inc. received $36,000 for business and financial consulting services. See "Certain Transactions."

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning compensation received for services rendered to Henry Company in all capacities during the fiscal year ended December 31, 1998 by Henry Company's Chief Executive Officer and each of Henry Company's five other most highly compensated executive officers whose annual salary and bonus for the year ended December 31, 1998 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                            LONG-TERM
                                                  ANNUAL COMPENSATION            OTHER      INCENTIVE
                                           ---------------------------------    ANNUAL        PLAN        ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR       SALARY      BONUS      COMP.(1)    LTIP PAYOUT  COMPENSATION
-----------------------------------------  ---------  ----------  ----------  -----------  -----------  -------------
Warner W. Henry..........................       1998  $  330,000  $       --   $  25,542           --             --
  Chairman of the Board and                     1997     330,000                  21,450
  Chief Executive Officer

Richard B. Gordinier.....................       1998     285,875     200,000      29,799           --
  President and Chief                           1997     245,415     122,523      23,888                    30,187(2)
  Operating Officer

James Doose..............................       1998     237,450      40,800       6,155           --             --
  President--Resin Technology                   1997     229,400       3,000          --
  Company

Joseph T. Mooney.........................       1998     241,760
  Vice Chairman of the Board                    1997          --

Jeffrey A. Wahba.........................       1998     158,250      41,000      15,201      6,654(3)      34,413(4)
  Chief Financial Officer,                      1997     151,400      29,000      11,381     11,168(3)      12,494(4)
  Vice President and Secretary

------------------------

(1) "Other Annual Compensation" represents contributions to the accounts of the Named Executive Officers under Henry Company's Nonqualified Executive Deferral Plan and Profit Sharing/401(k) Plan. See "Executive Deferral Plan" and "Profit Sharing/401(k) Plan."

(2) Included in this amount is $17,937 of debt owed to and forgiven by Henry Company and $12,250 in annual compensation as a result of the difference between the market rate and actual interest rate on certain loans from Henry Company.

(3) For 1998, represents incentive plan compensation payments received in 1998 and earned in 1997. The 1997 amount represents incentive plan compensation payments earned as follows: $5,629 in 1995 and $5,539 in 1996. See "Employment Agreements and Compensation Arrangements."

(4) The 1998 amount represents an elected payout from Henry Company's Executive Deferral Plan for contributions to such plan by Mr. Wahba and Henry Company of $10,200 and $14,926, respectively, which were made in 1993. The remainder of $9,287 represents interest earned on the contributed amounts. The 1997 amount represents a similar such elected payout for contributions made by Mr. Wahba and Henry Company of $2,400 and $7,487, respectively, which were made in 1992. The remainder of $2,607 represents interest earned on the contributed amounts.

WARRANT GRANTS IN LAST FISCAL YEAR

    The following table provides certain information regarding warrants to purchase shares of Henry Company's capital stock granted to any Named Executive Officer during the fiscal years ended December 31, 1997 and 1998:

                       WARRANT GRANTS IN LAST FISCAL YEAR

                                                                            INDIVIDUAL GRANTS
                                                 -----------------------------------------------------------------------
                                                  NUMBER OF     % OF TOTAL
                                                 SECURITIES      WARRANTS
                                                 UNDERLYING     GRANTED TO                                 GRANT DATE
                                                  WARRANTS     EMPLOYEES IN     EXERCISE    EXPIRATION       PRESENT
NAME                                               GRANTED      FISCAL YEAR     PRICE(2)       DATE         VALUE(3)
-----------------------------------------------  -----------  ---------------  -----------  -----------  ---------------
Warner W. Henry................................     400,000(1)          100     $   12.94      9/30/12      $  44,000

------------------------

(1) On October 1, 1997 Henry Company granted the Warner W. Henry Living Trust warrants to purchase an aggregate of 400,000 shares of Henry Company capital stock, consisting of 12,000 shares of Class A Common Stock and 388,000 shares of Common Stock (the "Henry Warrants"). The Henry Warrants expire on September 30, 2012 and may be exercised in whole or in part at variable and increasing exercise prices over the term of the Henry Warrants. The current and maximum exercise prices of the Henry Warrants for both Class A Common Stock and Common Stock are $12.94 and $38.82 per share, respectively. Warner
    W. Henry is the trustee of the Warner W. Henry Living Trust and may be assumed to have beneficial ownership of the Henry Warrants and shares purchasable upon exercise of the Henry Warrants. The Henry Warrants were issued as further consideration for certain loans made to Henry Company by Mr. Henry.

(2) The warrants have an exercise price that exceeded the fair value of the capital stock at the date of grant.

(3) The grant date present value of each warrant is estimated at $0.11 using the Black-Scholes pricing model with the following assumptions: risk-free rate of return of 6.0%, expected warrant life of 15 years; forfeiture rate of zero (0); volatility of 20%; no expected dividends; and no adjustments for non-transferability.

EXECUTIVE DEFERRAL PLAN

    Henry Company has adopted an Executive Deferral Plan (the "Plan") to allow certain management personnel and highly compensated employees to defer a portion of their annual salary and bonus to be paid at a future date chosen by them or upon their retirement, death, disability or termination of employment. Participants in the Plan are selected by an administrative committee (the "Plan Committee") appointed by the Board of Directors which establishes eligibility qualifications and manages and administers the Plan. To participate in the Plan for any year, a participant must make an irrevocable election to defer at least $2,000 to a maximum of 100% of his or her base salary and bonus for such year prior to the beginning of the year for which the salary and bonus relate. For each Plan year Henry Company may contribute to each participant's account at the Plan Committee's discretion. Deferred amounts are credited with interest at the September "Moody's Seasoned Corporate Bond" rate that is published prior to the end of the Plan year preceding the Plan year for which the rate is used. Participants are at all times fully vested in their deferred compensation accounts except in the event of a termination of their employment, in which case participants are vested to only a percentage of any Company contributions that have been made, calculated according to the executive's number of years of employment. At the time of deferral, participants may elect to receive future short-term payouts with respect to each year's deferral, payable in a lump sum not prior to the sixth Plan year following such deferral. Amounts payable to a participant pursuant to the Plan are unfunded amounts to be paid from the general assets of the Company and are at all times subject to the risk of the Company's business. The Company funds the Plan with whole life insurance policies.

PROFIT SHARING/401(k) PLAN

    Henry Company's Profit Sharing/401(k) Plan, as amended and restated as of January 1, 1995 (the "401(k) Plan") is a qualified profit sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed one year of service and attained the age of 21. Participants in the 401(k) Plan may contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,000. In addition, Henry Company may make annual discretionary matching contributions not to exceed 10% of a participant's annual compensation. Participating employees are 100% vested in participant contributions and become vested to a certain percentage of any Henry Company discretionary matching contributions according to the employee's years of service with Henry Company or its affiliates.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

    Henry Company has entered into employment agreements with Mr. Gordinier, Mr. Doose, Mr. Enright, Mr. Mooney and Mr. Karasiuk, and into incentive compensation agreements with Mr. Enright and Mr. Wahba.

    Mr. Gordinier's employment agreement entitles him to a base salary and a bonus, subject to annual review by the Executive Committee of the Board of Directors, and to certain other benefits, including reimbursement of certain club memberships. In 1998, Mr. Gordiner's base salary was $285,875 and his bonus was $100,000. In addition, Mr. Gordinier received a bonus payment of $100,000 at the closing of the acquisition of Monsey Bakor. Mr. Gordinier is also entitled to a bonus if a distribution of money or assets is made to the shareholders of the Company. If a distribution is made because of a sale of the Company, Mr. Gordinier would receive 10% of the sale amount in excess of $5,895,595, reduced by $200,000 and the outstanding balance of any outstanding loans to Mr. Gordinier (the "Reduction Amount"). In connection with Mr. Gordiner's employment, Henry Company has loaned him a total of $175,000 which does not bear interest. As of December 31, 1998, the aggregate amount outstanding under these loans was $175,000. If Mr.Gordinier voluntarily terminates his employment or if the Company terminates his employment for any reason other than "for cause" (as defined in the employment agreement), Mr. Gordinier is entitled to a one-year severance payment equal to his then salary and guaranteed bonus and a termination award (the "Termination Award"). The Termination Award is equal to 10% of the amount by which the fair market value of the Company exceeds $5,895,595, such fair market value to be determined by appraisal, subject to reduction by the Reduction Amount. The Company maintains a life insurance policy on the life of Mr. Gordinier in the amount of $2,000,000 to assist in funding the Termination Award. The Termination Award is payable in four equal annual installments, with the unpaid balance bearing interest at the Bank of America prime rate existing on the due date of the first installment. Mr. Gordinier's employment agreement automatically renews annually, unless terminated earlier by either party.

    Mr. Doose's employment agreement provides for a base salary, subject to annual cost-of-living and discretionary increases. For 1998, Mr. Doose's base salary was $237,450. Mr. Doose also receives annual bonuses based on the net operating profits of, and on the return on capital employed at, RTC. If Mr. Doose is terminated without cause, he is entitled to base compensation plus the bonus calculated on net operating profits for the remaining term of the agreement. The agreement contains a covenant restricting Mr. Doose from competing with Henry Company for two years after the termination of employment. Mr. Doose's employment agreement terminates January 1, 2004.

    Pursuant to his employment agreement, Mr. Enright receives an annual base salary, currently $158,500, subject to annual discretionary increases, and an annual incentive bonus based upon certain agreed-upon objectives, which totaled $7,007 in 1998. During the term of Mr. Enright's employment, and for twelve months following termination, Mr. Enright has agreed not to directly or indirectly compete with or engage in a business competitive with the Company. Mr. Enright's employment agreement is automatically extended for additional one-year terms each July 1, unless terminated sooner.

    Mr. Enright's incentive compensation agreement provides for deferred compensation based upon an increase in the net book value of the Henry Sealants Division. This amount is payable to Mr. Enright upon his termination or the Division's cessation of operations (the "Termination Date"), although the Company may accelerate the benefit in the event of Mr. Enright's death or disability. Beginning January 1, 1998, Mr. Enright received annually 25% of the deferred benefit amount that would be payable if the Termination Date had occurred as of the end of the previous fiscal year. In addition, if Henry Company sells all or substantially all of the assets of the Henry Sealants Division, Mr. Enright is entitled to an amount equal to the greater of the deferred benefit amount as of the month preceding such sale or an amount based on the excess of the amount of sales proceeds over an initial defined book value of the Division.

    Henry Company has entered into an incentive compensation agreement with Mr. Wahba providing for additional compensation to Mr. Wahba upon the termination of his employment, Henry Company's liquidation or cessation of business, or a change of control of Henry Company. Such compensation is based upon the cumulative operating profit for certain Henry Company divisions from a starting date in 1988 or 1990. A portion of the deferred benefit amount may be paid to Mr. Wahba following each fiscal year. In addition, Mr. Wahba is entitled to receive a payment based on the excess of the amount of proceeds received from the sale of a Henry Company division over an initial defined book value for that division.

    Mr. Mooney is a Vice Chairman of the Board of the Company with an annual base salary of $350,000, subject to annual review. The term of Mr. Mooney's employment agreement is for two years from the closing of the Acquisition. With respect to the capital stock of the Company that was purchased by Mr. Mooney in connection with the Acquisition, Mr. Mooney has the right to require the Company to repurchase one-sixth of such capital stock each year over a five-year period beginning January 1, 2004 (except that the last one-sixth would be repurchased July 1, 2008) for an aggregate purchase price of $3.0 million. Such capital stock would also be repurchased upon Mr. Mooney's death, in which event the purchase would be funded by the proceeds from the key person life insurance policies the Company holds on Mr. Mooney's life.

    Mr. Karasiuk is employed as the President of the Company's Monsey Bakor division with an annual base salary of Canadian $250,000, subject to annual review. Mr. Karasiuk is also entitled to an annual bonus of up to 50% of his base salary in the discretion of the Company's Board of Directors. The term of Mr. Karasiuk's employment agreement is for three years from the closing of the Acquisition.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

    The Company's Articles of Incorporation authorize the indemnification of Company officers and directors to the fullest extent permissible under California law. Subject to the Articles of Incorporation and California law, the Bylaws provide that Henry Company shall indemnify each of its directors and officers against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any person is or was a Company director or officer. The Company also purchased a director's and officer's liability insurance policy following the Acquisition.

KEY PERSON LIFE INSURANCE

    Henry Company currently maintains a term life insurance policy in the amount of $2,000,000 on the life of Richard B. Gordinier, under which Henry Company is the sole beneficiary. The Company also maintains whole life insurance policies in the amount of $7,770,000 on the life of Joseph T. Mooney, Jr., under which the Company is the sole beneficiary.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following sets forth information regarding beneficial ownership of the Common Stock and the Class A Common Stock of the Company as of December 31, 1998. Henry Company believes that persons and entities named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. There is no established public trading market for any class of Henry Company's equity securities. See "The Transactions."

                                                                  BENEFICIAL OWNERSHIP OF
                                 BENEFICIAL OWNERSHIP OF COMMON
                                             STOCK                  CLASS A COMMON STOCK         TOTAL VOTING
                                --------------------------------  ------------------------   POWER(1)(2)(3)(4)(5)
NAME AND ADDRESS                 NUMBER OF                         NUMBER OF                -----------------------
  OF BENEFICIAL OWNER             SHARES      PERCENT(1)(2)(3)      SHARES       PERCENT            PERCENT
------------------------------  -----------  -------------------  -----------  -----------  -----------------------
Warner W. Henry, Trustee,
  Warner W. Henry Living
  Trust(6)....................     388,000(1)           53.0%         18,000(4)      100.0%             74.7%
  2911 Slauson Ave.
  Huntington Park, CA
  90255

Terrill M. Gloege as Trustee
  of the William Warner Henry
  Trust established under the
  Henry Trust dated 9/17/93...      64,106              8.8               --           --                4.7
  2911 Slauson Ave.
  Huntington Park, CA 90255

Terrill M. Gloege as Trustee
  of the Catherine Anne Henry
  Trust established under the
  Henry Trust dated 9/17/93...      64,106              8.8               --           --                4.7
  2911 Slauson Ave.
  Huntington Park, CA 90255

Terrill M. Gloege as Trustee
  of the Michael Andrew Henry
  Trust established under the
  Henry Trust dated 9/17/93...      64,106              8.8               --           --                4.7
  2911 Slauson Ave.
  Huntington Park, CA 90255

Frederick H. Muhs.............      82,500(2)           11.3              --           --                6.1

Joseph T. Mooney, Jr..........      67,500(3)            9.2              --           --                5.0

Carol F. Henry................       1,682              0.2               --           --                0.1


                                   TOTAL ECONOMIC
                                INTEREST(1)(2)(3)(4)
NAME AND ADDRESS                ---------------------
  OF BENEFICIAL OWNER                  PERCENT
------------------------------  ---------------------
Warner W. Henry, Trustee,
  Warner W. Henry Living
  Trust(6)....................             54.1%
  2911 Slauson Ave.
  Huntington Park, CA
  90255
Terrill M. Gloege as Trustee
  of the William Warner Henry
  Trust established under the
  Henry Trust dated 9/17/93...              8.6
  2911 Slauson Ave.
  Huntington Park, CA 90255
Terrill M. Gloege as Trustee
  of the Catherine Anne Henry
  Trust established under the
  Henry Trust dated 9/17/93...              8.6
  2911 Slauson Ave.
  Huntington Park, CA 90255
Terrill M. Gloege as Trustee
  of the Michael Andrew Henry
  Trust established under the
  Henry Trust dated 9/17/93...              8.6
  2911 Slauson Ave.
  Huntington Park, CA 90255
Frederick H. Muhs.............             11.0
Joseph T. Mooney, Jr..........              9.0
Carol F. Henry................              0.2

------------------------------

(1) Assumes exercise of the Henry Warrants to purchase 388,000 shares of Common Stock which expire on September 30, 2012. The warrants may be exercised in whole or in part at variable exercise prices which increase over the term of the warrant. The current and maximum exercise prices for such Common Stock is $12.94 and $38.82 per share, respectively. See "Executive Compensation."

(2) Assumes the exercise of Mr. Muhs' right to purchase up to 55,000 shares of Common Stock in amounts sufficient to maintain his current percentage of economic interest in the Company following the exercise of any of the Henry Warrants (and the purchase of shares of Common Stock by Mr. Mooney pursuant to his similar rights).

(3) Assumes the conversion of Mr. Mooney's redeemable convertible preferred stock into 22,500 shares of Common Stock and the exercise of Mr. Mooney's right to purchase up to 45,000 shares of Common Stock in amounts sufficient to maintain his current percentage of economic interest in the Company following the exercise of any of the Henry Warrants (and the purchase of shares of Common Stock by Mr. Muhs pursuant to his similar right).

(4) Assumes exercise of the Henry Warrants to purchase 12,000 shares of Class A Common Stock which expire on September 30, 2012. The warrants may be exercised in whole or in part at variable exercise prices which increase over the term of the warrants.

    The current and maximum exercise prices for such Class A Common Stock is $12.94 and $38.82 per share, respectively. See "Executive Compensation."

(5) The Common Stock and the Class A Common Stock vote together as a single class. However, each share of Class A Common Stock entities the holder to 35 votes on all matters for which there is a vote, while each share of Common Stock entitles the holder to one vote on all such matters.

(6) Warner W. Henry is the trustee of the Warner W. Henry Living Trust and may be assumed to have beneficial ownership of all shares and warrants held by the trust. Amount shown does not include 1,682 shares owned by Carol Henry, as to which shares Mr. Henry disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases its Huntington Park headquarters and certain operating equipment from a family trust and living trust for which Warner W. Henry is the trustee pursuant to three separate real property leases and one equipment lease. These leases expire in 2002, 2006 and 2016. The total rent paid in 1997 and 1998 for the Huntington Park leases was approximately $424,904 each year. The Company leases additional property at its Huntington Park headquarters from Alamo Development Company. Frederick H. Muhs, a director of the Company, is a shareholder of Alamo Development Company along with certain other members of his family. The Company currently pays rent of $5,330 per month pursuant to this lease which is subject to annual adjustments to reflect changes in the Bank of America prime rate. The lease expires February 28, 2002 and provides for the Company's option to purchase the property upon six months written notice. The Company also leases certain warehouse facilities in Irvington, New Jersey, from Sea Jay, Inc. The shareholders of Sea Jay, Inc. are Joseph T. Mooney, Jr. and certain of his family members. The Company currently pays rent of $2,333 per month pursuant to this lease which expires December 31, 1999. The Company has the option to extend the lease for five additional consecutive one year terms at increasing annual rental amounts. The Company believes that the rent paid under the above leases represent substantially fair market value and that the other terms and conditions of the leases are commercially reasonable.

    Henry Company has made loans to Richard B. Gordinier for personal reasons pursuant to various loan agreements and promissory notes originated at various times since 1988 for one year terms that were subsequently extended for successive one year terms. The loans currently bear interest at Bank of America's prime rate, currently 7.75%, and may be prepaid without penalty. As of December 31, 1998, an aggregate of $426,672 was outstanding on these loans. In addition, Mr. Gordinier has received $175,000 of non-interest bearing loans in connection with his employment. See "Management--Employment Agreements and Compensation Arrangements."

    Henry Company performs certain administrative services for an affiliate, Henry II Company, a California corporation, pursuant to an administrative services agreement that provides for payments from Henry II Company to Henry Company. These payments totaled $1.1 million in 1998. Henry II Company's shareholders are Warner W. Henry, Carol Henry, and certain trusts for the benefit of their children.

    At December 31, 1997, Henry Company received a note from Henry II Company for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II Company and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2002. The balance of such note was $1.9 million at December 31, 1998. In addition, at December 31, 1998, Henry II Company owed $2.4 million to Henry Company, representing past advances made on behalf of Henry II Company. The note evidencing this debt does not bear interest and is payable upon demand.

    Henry Company receives business and financial consulting services from The Muhs Company, Inc., of which Frederick H. Muhs, a director of the Company, is the President and controlling shareholder. Henry Company paid $36,000 for these services in 1997 and $36,000 in 1998. See "Executive Compensation."

    Joseph T. Mooney, Jr. and certain of his family members are the shareholders of Sea Jay, Inc. Monsey Bakor sold approximately $67,000 of products to Sea Jay in fiscal year 1998.

    The Company is a party to employment and consulting agreements with certain directors and officers of the Company. See "Employment Agreements and Compensation Arrangements."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

    (A) DOCUMENTS FILED AS PART OF THIS REPORT

1. FINANCIAL STATEMENTS

    The Consolidated Financial Statements of Henry Company are contained herein as listed on the "Index to Consolidated Financial Statements" on page F-1.

    The consolidated financial statements of Monsey Bakor appearing on pages F-29 through F-47 of the Henry Company Registration Statement on Form S-4 (Registration No. 333-59485) are incorporated herein by reference.

2. FINANCIAL STATEMENT SCHEDULES

    The financial statement schedules of Henry Company have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statement or notes there to.

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and, therefore, have been omitted.

REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

EXHIBITS

    See Exhibit Index

                                 HENRY COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report Of Independent Accountants..........................................................................     F-2

Consolidated Balance Sheets As Of December 31, 1997 And 1998...............................................     F-3

Consolidated Statements Of Operations For Each Of The Three Years In The Period Ended December 31, 1998....     F-4

Consolidated Statements Of Changes In Shareholders' Equity For Each Of The Three Years In The Period Ended
  December 31, 1998........................................................................................     F-5

Consolidated Statements Of Cash Flows For Each Of The Three Years In The Period Ended December 31, 1998....     F-6

Notes To Consolidated Financial Statements.................................................................     F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors,
  Bond Holders and Shareholders
  of Henry Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Henry Company and subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Los Angeles, California
February 26, 1999

                                 HENRY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1998

                                                                                        1997            1998
                                                                                    -------------  --------------
                                                     ASSETS:
Current assets:
  Cash and cash equivalents.......................................................  $     118,857  $   12,022,676
  Trade accounts receivable, net of allowance for doubtful accounts of $161,365
    and $766,633 for 1997 and 1998, respectively..................................     10,368,904      19,798,709
  Inventories.....................................................................      5,882,262      14,787,345
  Receivables from affiliate......................................................      2,264,341       2,853,677
  Notes receivable................................................................        448,721         498,059
  Prepaid expenses and other current assets.......................................      1,197,167       2,449,184
                                                                                    -------------  --------------
    Total current assets..........................................................     20,280,252      52,409,650
Property and equipment, net.......................................................      5,483,188      35,370,224
Cash surrender value of life insurance, net.......................................      1,658,305       3,469,017
Intangibles, net..................................................................        702,091      31,777,329
Notes receivable..................................................................        299,654         376,308
Note receivable from affiliate....................................................      1,863,072       1,863,072
Other.............................................................................        131,085         248,200
                                                                                    -------------  --------------
    Total assets..................................................................  $  30,417,647  $  125,513,800
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable................................................................  $   4,846,131  $    9,640,787
  Accrued expenses................................................................      3,622,011       8,298,365
  Income taxes payable............................................................             --         103,094
  Notes payable, current portion..................................................        638,199         330,224
  Borrowings under lines of credit................................................      3,970,381       1,657,500
                                                                                    -------------  --------------
    Total current liabilities.....................................................     13,076,722      20,029,970
Notes payable.....................................................................      4,116,345         642,915
Environmental reserve.............................................................             --       3,432,371
Deferred income taxes.............................................................             --       5,711,071
Deferred warranty revenue.........................................................      2,002,569       2,190,938
Deferred compensation.............................................................      1,076,187       1,015,565
Subordinated shareholder debt.....................................................      5,023,466              --
Series B Senior notes.............................................................             --      85,000,000
                                                                                    -------------  --------------
    Total liabilities.............................................................     25,295,289     118,022,830
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock............................................             --       1,660,874
Shareholders' equity:
  Common stock....................................................................      2,853,669       4,691,080
  Additional paid-in capital......................................................      2,682,152       2,622,867
  Cumulative translation adjustment...............................................             --        (892,724)
  Accumulated deficit.............................................................       (413,463)       (591,127)
                                                                                    -------------  --------------
    Total shareholders' equity....................................................      5,122,358       5,830,096
                                                                                    -------------  --------------
    Total liabilities and shareholders' equity....................................  $  30,417,647  $  125,513,800
                                                                                    -------------  --------------
                                                                                    -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                                         1996           1997            1998
                                                                     -------------  -------------  --------------
Net sales..........................................................  $  59,186,000  $  67,423,603  $  150,156,121
Cost of sales......................................................     40,866,724     46,412,828     105,142,584
                                                                     -------------  -------------  --------------
    Gross profit...................................................     18,319,276     21,010,775      45,013,537

Operating expenses:
  Selling, general and administrative..............................     16,934,453     17,508,108      35,028,475
  Amortization of intangibles......................................        182,693        137,241       2,081,321
                                                                     -------------  -------------  --------------
    Operating income...............................................      1,202,130      3,365,426       7,903,741

Other expense (income):
  Interest expense.................................................      1,474,899      1,464,665       6,566,680
  Interest and other income, net...................................       (344,841)      (320,547)       (243,493)
                                                                     -------------  -------------  --------------
    Income before provision for income taxes.......................         72,072      2,221,308       1,580,554
Provision for income taxes.........................................          1,081         33,320         509,342
                                                                     -------------  -------------  --------------
    Net income.....................................................  $      70,991  $   2,187,988  $    1,071,212
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                          COMMON STOCK
                                     -----------------------   ADDITIONAL    CUMULATIVE
                                      ISSUED                    PAID-IN      TRANSLATION    ACCUMULATED
                                      SHARES       AMOUNT       CAPITAL      ADJUSTMENT       DEFICIT        TOTAL
                                     ---------  ------------  ------------  -------------  -------------  ------------
Balance, December 31, 1995.........    200,100  $  2,853,669  $  2,682,152             --  $  (2,672,442) $  2,863,379
  Net income.......................         --            --            --             --         70,991        70,991
                                     ---------  ------------  ------------  -------------  -------------  ------------
Balance, December 31, 1996.........    200,100     2,853,669     2,682,152                    (2,601,451)    2,934,370
  Net income.......................         --            --            --                     2,187,988     2,187,988
                                     ---------  ------------  ------------                 -------------  ------------
Balance, December 31, 1997.........    200,100     2,853,669     2,682,152             --       (413,463)    5,122,358
Merger of Warner Development
  Company of Texas into Henry
  Company..........................       (100)     (162,589)      162,589             --             --            --
Issuance of common stock...........     27,500     2,000,000            --             --             --     2,000,000
Dividend to shareholders...........         --            --            --             --     (1,248,876)   (1,248,876)
Accretion on redeemable convertible
  preferred stock..................         --            --      (221,874)            --                     (221,874)
Comprehensive income:
  Net income.......................         --            --            --             --      1,071,212     1,071,212
  Other comprehensive income:
    Change in cumulative
      translation adjustment.......         --            --            --  $    (892,724)            --      (892,724)
                                                                                                          ------------
      Total comprehensive income...         --            --            --             --             --       178,488
                                     ---------  ------------  ------------  -------------  -------------  ------------
Balances, December 31, 1998........    227,500  $  4,691,080  $  2,622,867  $    (892,724) $    (591,127) $  5,830,096
                                     ---------  ------------  ------------  -------------  -------------  ------------
                                     ---------  ------------  ------------  -------------  -------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998

                                                                            1996         1997          1998
                                                                         -----------  -----------  -------------
Cash flows from operating activities:
  Net income...........................................................  $    70,991  $ 2,187,988  $   1,071,212
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization......................................    1,582,974    1,404,361      3,269,260
    Provision for doubtful accounts....................................      178,963      179,374        501,840
    Deferred income taxes..............................................           --           --       (388,118)
    Noncompetition and goodwill amortization...........................       61,716       65,014      1,624,534
    Interest on subordinated shareholder debt..........................      377,205      345,441        176,506
    (Gain) loss on disposal of property and equipment..................      (45,611)       2,278        (47,034)
    Changes in operating assets and liabilities, net of assets acquired:
      Accounts receivable..............................................     (300,283)  (1,402,006)     7,338,355
      Inventories......................................................     (508,358)      64,126      2,040,917
      Receivables from affiliates......................................     (265,047)   2,033,432       (589,336)
      Notes receivable.................................................      271,888       23,859         24,008
      Cash surrender value of life insurance...........................     (129,479)    (665,804)      (138,712)
      Other assets.....................................................     (408,237)    (150,535)      (636,959)
      Accounts payable and accrued expenses............................     (132,985)     378,293     (4,393,596)
      Deferred warranty revenue........................................      210,441      169,138        188,370
      Deferred compensation............................................      206,603      145,838        (60,622)
                                                                         -----------  -----------  -------------
        Net cash provided by operating activities......................    1,170,781    4,780,797      9,980,625
                                                                         -----------  -----------  -------------
Cash flows from investing activities:
  Capital expenditures.................................................   (1,448,693)    (801,239)    (2,996,720)
  Proceeds from the disposal of property and equipment.................      666,224       50,874        131,532
  Acquisition of business, net of cash acquired........................           --     (134,779)   (45,113,700)
  Investment in affiliate..............................................           --      (64,189)       (30,645)
                                                                         -----------  -----------  -------------
        Net cash used in investing activities..........................     (782,469)    (949,333)   (48,009,533)
                                                                         -----------  -----------  -------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit agreement...........     (738,472)  (3,091,147)   (16,652,881)
  Repayments under note payable agreements.............................     (437,266)    (604,370)   (11,503,405)
  Borrowings under note payable agreements.............................    1,908,333      427,278             --
  Payments on subordinated shareholder debt............................     (827,947)    (744,530)    (5,199,972)
  Payments under capital lease obligations.............................     (162,950)          --             --
  Payments of finance fees for note offering...........................           --           --     (2,550,000)
  Proceeds from Series B Senior Notes..................................           --           --     85,000,000
  Proceeds from issuance of common stock...............................           --           --      2,000,000
  Proceeds from issuance of preferred stock............................           --           --        600,000
  Dividends paid.......................................................           --           --     (1,248,876)
                                                                         -----------  -----------  -------------
        Net cash (used in) provided by financing activities............     (258,302)  (4,012,769)    50,444,866
                                                                         -----------  -----------  -------------
Effect of exchange rate changes on cash................................           --           --       (512,139)
                                                                         -----------  -----------  -------------
        Net increase (decrease) in cash and cash equivalents...........      130,010     (181,305)    11,903,819
Cash and cash equivalents, beginning of year...........................      170,152      300,162        118,857
                                                                         -----------  -----------  -------------
Cash and cash equivalents, end of year.................................  $   300,162  $   118,857  $  12,022,676
                                                                         -----------  -----------  -------------
                                                                         -----------  -----------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

    The consolidated financial statements of Henry Company (the "Company") include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    For periods prior to April 21, 1998, the Company's financial statements were prepared on a combined basis with Warner Development Company of Texas ("Warner Development") as both entities were under common control with identical shareholder ownership interests. On April 21, 1998, Warner Development was merged into Henry Company and the outstanding shares of Warner Development capital stock were cancelled.

    As more fully described in Note 2, the consolidated financial statements for the year ended December 31, 1998 include the financial results and accounts of Monsey Bakor and its subsidiaries which were acquired (the "Acquisition") by the Company on April 22, 1998. The Acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations of Monsey Bakor since the acquisition date have been included in the consolidated financial statements of the Company.

    The Company develops, manufactures and markets materials for the construction industry focusing primarily on roofing, sealing and paving applications. The Company's products include: roof/driveway coatings and paving products, industrial emulsions, air barriers, specialty products, polyurethane foam for residential and commercial uses, and sealants for the construction and marine industries.

REVENUE RECOGNITION

    Revenues are recognized when products are shipped. The Company has established programs which, under specified conditions, allow customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of shipment. In addition, accruals for customer discounts and returns are recorded when revenues are recognized.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in "Accounts Payable" in the accompanying balance sheet. At December 31, 1997, these overdraft balances amounted to $1,488,003. There were no overdraft balances at December 31, 1998.

INVENTORIES

    Inventories are valued at the lower of cost (first-in, first-out) or market. Cost is determined using standard cost which approximates actual costs on a first-in, first-out method.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Leasehold improvements are amortized on a straight-line basis over the remaining lease term, or the asset's estimated useful life, whichever is shorter. All other

                                 HENRY COMPANY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES , CONTINUED:
depreciable assets are depreciated using the double-declining-balance method or the straight-line method, over the assets' estimated useful lives.

    Depreciation periods are as follows:

Buildings.............................................       25 to 30 years
Machinery and equipment...............................              6 years
Office furniture and equipment........................              5 years
Automotive equipment..................................         3 to 5 years
                                                            Primary term of
Leasehold improvements................................                lease
Other.................................................              5 years

    Additions, major renewals and betterments are capitalized. Repair and maintenance costs are expensed as incurred. Upon sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the appropriate accounts and any corresponding gain or loss is included in income in the year the asset is disposed.

INTANGIBLES

    Intangibles are comprised primarily of costs in excess of the fair value of net assets acquired, acquisition-related costs, financing fees and noncompetition agreements related to acquisitions. Intangible assets are being amortized over periods ranging from 10 to 25 years. At December 31, 1997 and 1998, accumulated amortization related to intangibles totalled $65,014 and $1,624,534, respectively.

LONG-LIVED ASSETS

    The carrying value of long-lived assets is periodically reviewed by management, and impairment losses, if any, are recognized when the expected nondiscounted future operating cash flows derived from such assets are less than their carrying value. During the year ended December 31, 1996, the Company adopted Statement of Financial Accounting Standards "SFAS" No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangible assets to be held and used be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. The adoption of SFAS No. 121 did not have any impact on the financial position, results of operations or cash flows of the Company.

INCOME TAXES

    In April 1998, the Company converted its tax status from an S Corporation under Section 1361 of the Internal Revenue Code to a C Corporation status (the "Conversion"). Upon conversion, the Company is required to pay federal and state corporate income taxes on its taxable income.

    Upon the completion of the Conversion, the Company recognized deferred taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                                 HENRY COMPANY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES , CONTINUED:
    For periods prior to the Conversion, the Company did not pay federal corporate income taxes on its taxable income. Instead the shareholders were individually liable for the federal and state income taxes based on the Company's taxable income. For state income tax purposes, the Company was required to pay an S Corporation tax based on 1.5% of taxable income. This state tax liability is included in the provision for income taxes for periods prior to the Conversion.

DEFERRED WARRANTY INCOME

    The Company offers its customers an optional separately purchased warranty program for its commercial roofing systems. Revenue from the warranty program is recognized over the 20 year warranty period. Warranty repair expenses under the program are charged to expense as incurred.

ENVIRONMENTAL RESERVE

    The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Cost of future expenditures for environmental remediation obligations are not discounted.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses include all costs associated with marketing and distributing the Company's products. Also included in selling, general and administrative expenses are research and development costs. Research and development costs incurred in developing and improving product formulae are charged to expense in the year incurred. Total research and development costs were $320,961, $320,275 and $1,037,703 for the years ended December 31, 1996, 1997 and 1998, respectively.

ADVERTISING AND PROMOTION COSTS

    All costs associated with advertising and promoting products are expensed in the year incurred and are included in selling, general and administrative expenses. Advertising and promotion expenses were $1,026,698, $1,004,221 and $3,025,741 for the years ended December 31, 1996, 1997 and 1998, respectively.

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Company's wholly-owned Canadian subsidiaries are translated from Canadian dollars to U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. The aggregate foreign exchange gains included in operations were $48,700 for the year ended December 31, 1998.

                                 HENRY COMPANY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES , CONTINUED:
FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    Financial instruments which potentially expose the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times, cash balances may be in excess of Federal Depository Insurance Corporation ("FDIC") insurance limits. Cash equivalents principally consist of money market funds on deposit with major financial institutions.

    Concentration of credit risk with respect to trade receivables is derived from the Company's largest customer, which represents approximately 15% and 8.2% at December 31, 1997 and 1998, respectively. This customer also accounted for approximately 12% of net sales in fiscal year 1996, 15% of net sales in fiscal year 1997 and 8% of net sales in fiscal year 1998. However, the majority of the Company's customers are geographically diverse roofing distributors and contractors located throughout the United States and eastern Canada, which limits the extent of trade credit risk. The Company also maintains credit insurance that provides substantial reimbursement for actual credit losses relating to its Henry Coatings Division. In addition, the Company controls credit risk through credit approvals, credit limits and monitoring procedures.

THE VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments such as certain insurance contracts and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments are derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts receivable, accounts payable, accrued liabilities and short-term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The Company's long-term debt is primarily comprised of senior notes with a carrying value of $85 million at December 31, 1998. The fair value of the senior notes was $100.5 million at December 31, 1998.

    The Company has issued a standby letter of credit relating to its business insurance and is contingently liable for approximately $409,000. The standby letter of credit is in force for the term of the insurance policy, and reflects the current fair value.

USE OF ESTIMATES AND ASSUMPTIONS

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

COMPREHENSIVE INCOME

    During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes guidelines for the reporting and display of comprehensive income and

                                 HENRY COMPANY

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES , CONTINUED:
its components in the financial statements. Comprehensive income, as defined, includes all changes in shareholders' equity during a period from non-owner sources. The only component of comprehensive income not included in the Company's operating results relates to the change in the cumulative translation adjustment related to the foreign currency effects of the Canadian operations acquired during 1998 as part of the Acquisition as discussed in Note 2.

RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not anticipate that the adoption of SOP No. 98-1 will have a material impact on the Company's financial position, results of operations or cash flows.

    In April 1998, the AICPA issued SOP No. 98-5, "Reporting on the Costs of Start-up Activities". SOP No. 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard will not have a significant impact on the Company's financial position, results of operations or cash flows.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position, results of operations or cash flows.

2. BUSINESS ACQUISITION AND NOTE OFFERING:

    On April 22, 1998, the Company completed the acquisition of Monsey Bakor and its subsidiaries (the "Acquisition") which are engaged in the distribution and manufacture of roof coatings, adhesives and membranes, and waterproofing and air barrier systems, for residential and commercial applications. The cash purchase price was $42,750,000 with an additional $3,227,000 paid at closing to certain selling shareholders of Monsey Bakor for noncompetition agreements. A selling shareholder also purchased 22,500 shares of redeemable convertible preferred stock of the Company for $600,000 cash as more fully discussed in Note 12. The Acquisition was accounted for using the purchase method of accounting.

    Concurrent with the Acquisition, the Company conducted a senior note offering the (the "Offering") in the aggregate principal amount of $85,000,000 as more fully discussed in Note 5.

    In accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations," the following unaudited pro forma summary presents the results of operations of the Company as if the Acquisition and Offering had occurred as of the beginning of each period presented. The pro forma adjustments include the results of operations for Monsey Bakor for the period prior to the Acquisition, adjustment for compensation expense in excess of amounts paid under new employment agreements, amortization of intangible assets created as a result of the Acquisition, interest

                                 HENRY COMPANY

2. BUSINESS ACQUISITION AND NOTE OFFERING , CONTINUED:

expense on the debt issued as part of the Offering, and related income tax effects. The unaudited pro forma financial information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the Company and Monsey Bakor had been a single entity during the years ended December 31, 1997 and 1998, nor is such information indicative of the results of operations which may occur in the future.

                                                       UNAUDITED
                                                ------------------------
                                                      FOR THE YEAR
                                                   ENDED DECEMBER 31,
                                                ------------------------
                                                   1997         1998
                                                -----------  -----------
Net sales.....................................  $180,598,592 $183,996,121
                                                -----------  -----------
                                                -----------  -----------
Net loss......................................  $(2,688,548) $  (970,175)
                                                -----------  -----------
                                                -----------  -----------

    The intangible assets created as a result of the Acquisition and aggregate amortizable lives are as follows:

                                                                                  AMORTIZABLE
                                                                      AMOUNT         LIFE
                                                                   -------------  -----------
Excess of cost over the estimated fair value of net assets
  acquired.......................................................  $  20,329,420    15 years
Noncompetition agreements........................................      3,227,000    10 years
Financing fees...................................................      2,550,000    10 years
Acquisition-related costs........................................      2,188,700    10 years
                                                                   -------------
                                                                   $  28,295,120
                                                                   -------------
                                                                   -------------

3. INVENTORIES:

    Inventories consist of the following:

                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                       1997          1998
                                                                   ------------  -------------
Raw materials....................................................  $  2,232,684  $   7,240,227
Finished goods...................................................     3,649,578      7,547,118
                                                                   ------------  -------------
                                                                   $  5,882,262  $  14,787,345
                                                                   ------------  -------------
                                                                   ------------  -------------

                                 HENRY COMPANY

4. PROPERTY AND EQUIPMENT, NET:

    Property and equipment consist of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1997           1998
                                                                 -------------  -------------
Buildings......................................................  $     463,375  $  13,634,579
Machinery and equipment........................................     10,129,940     23,898,403
Office furniture and equipment.................................      2,344,253      3,241,389
Automotive equipment...........................................      1,447,456      1,635,230
Leasehold improvements.........................................      3,047,521      3,145,244
Other..........................................................        330,695        330,695
                                                                 -------------  -------------
                                                                    17,763,240     45,885,540
Less, accumulated depreciation and amortization................     13,207,170     16,338,442
                                                                 -------------  -------------
                                                                     4,556,070     29,547,098
Land...........................................................        472,162      3,298,139
Construction-in-progress.......................................        454,956      2,524,987
                                                                 -------------  -------------
                                                                 $   5,483,188  $  35,370,224
                                                                 -------------  -------------
                                                                 -------------  -------------

5. LONG-TERM DEBT AND CREDIT FACILITIES:

    On April 22, 1998, the Company privately issued and sold $85,000,000 of senior notes (the "Senior Notes") due in 2008. Interest on the Senior Notes is payable semi-annually a 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Company bank debt,
(ii) retire existing Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor's then-existing bank debt with (v) the remainder providing additional working capital.

                                 HENRY COMPANY

5. LONG-TERM DEBT AND CREDIT FACILITIES , CONTINUED:
    Long-term debt and credit facilities consists of the following:

                                                                                              DECEMBER 31,
                                                                                       ---------------------------
                                                                                           1997          1998
                                                                                       ------------  -------------
10.0% Series B Senior Notes due April 2008...........................................            --  $  85,000,000
Canadian bank line of credit borrowings, subject to annual confirmation, interest
  rate at prime plus 0.5% (7.75% at December 31, 1998)...............................            --      1,657,500
Line of credit borrowing, at the bank's prime interest rate (8.75% at December 31,
  1997). Retired in April 1998.......................................................  $  3,970,381             --
Term note payable to bank, with interest at 9.0% at December 31, 1997, interest payable monthly, principal payable in monthly installments of $41,667. Retired in
  April 1998.........................................................................     3,499,996             --
Term note payable to bank, with interest at 9%, interest and principal payable
  quarterly, principal installments of $31,250. Retired in April 1998................       427,278             --
Term note payable, with interest at 9.25% and 8.75% at December 31, 1997 and 1998, respectively, interest and principal payable quarterly, principal installments of
  $75,000, due in fiscal year 1999...................................................       331,250         75,000
Term note payable to third party, with interest at 8.0% and 8.5% at December 31, 1997 and 1998, respectively, principal and interest payable monthly in installments of
  $4,848, due in fiscal year 2007....................................................       495,147        478,279
Other notes payable, with unpaid amounts of interest ranging from 6.0% to 8.5%, at
  December 31, 1997 and 1998 total monthly payments amount to $21,014, due in the
  fiscal years 2000 through 2003.....................................................           873        419,860
                                                                                       ------------  -------------
                                                                                          8,724,925     87,630,639
Less, current maturities.............................................................     4,608,580      1,987,724
                                                                                       ------------  -------------
                                                                                       $  4,116,345  $  85,642,915
                                                                                       ------------  -------------
                                                                                       ------------  -------------

    The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries, Monsey Products Co., Kimberton Enterprises, Inc. and Monsey Products of Arizona LLC (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See
Note 14 for the Guarantor Condensed Consolidating Financial Statements.

    Concurrent with the Offering, the Company's bank credit line was replaced with a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million of which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25%. At December 31, 1998, there were no balances outstanding under the credit facility.

    The notes payable and long-term debt agreements limit the Company's ability to make dividend payments and require the maintenance of certain financial ratios, including limitations on incurring additional debt, maintenance of certain fixed charge ratios, and the maintenance of specified net worth amounts.

                                 HENRY COMPANY

5. LONG-TERM DEBT AND CREDIT FACILITIES , CONTINUED:
    The following are future maturities of long-term debt and credit facilities for each of the next five years ending December 31 and total thereafter:

1999...........................................................  $1,987,724
2000...........................................................     124,286
2001...........................................................      51,434
2002...........................................................      53,462
2003...........................................................      44,165
Thereafter.....................................................  85,369,568
                                                                 ----------
  Total........................................................  $87,630,639
                                                                 ----------
                                                                 ----------

6. INCOME TAXES:

    The significant components of the provision (benefit) for income taxes for the year ended December 31, 1998 are as follows:

Current:
  Federal........................................................  $ 534,973
  State..........................................................    169,891
  Foreign........................................................    293,544
                                                                   ---------
                                                                     998,408
                                                                   ---------
Deferred:
  Federal........................................................   (537,001)
  State..........................................................   (117,521)
  Foreign........................................................    165,456
                                                                   ---------
                                                                    (489,066)
                                                                   ---------
                                                                   $ 509,342
                                                                   ---------
                                                                   ---------

    The Company's effective tax rate differs from the federal statutory tax rate for the year ended December 31, 1998 as follows:

Provision for income taxes at the federal statutory tax rate...........         34%
State taxes net of federal tax benefit.................................          7
Foreign income taxes in excess of U.S. statutory rate..................          6
Recognition of deferred tax benefits upon conversion to C status.......        (56)
Nondeductible intangibles..............................................         43
Income not subject to federal and state income tax prior to conversion
  to C status..........................................................         (7)
Nondeductible business expenses........................................          6
Nondeductible life insurance...........................................          4
Other, net.............................................................         (5)
                                                                                --
                                                                                32%
                                                                                --
                                                                                --

                                 HENRY COMPANY

6. INCOME TAXES , CONTINUED:
    Income before income taxes of the Company's Canadian operations was $1,083,430 for the year ended December 31, 1998.

    The deferred tax provision (benefit) recognized as a result of the conversion from S corporation status to a C Corporation status and the related recognition of deferred taxes is as follows:

Allowance and reserves deductible in the future..................  $(172,218)
Deferred revenue.................................................   (871,597)
Depreciation.....................................................    644,825
Other accruals...................................................   (483,447)
                                                                   ---------
  Net deferred tax benefit from conversion.......................  $(882,437)
                                                                   ---------
                                                                   ---------

    The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 are as follows:

Deferred tax assets:
  Environmental reserve.........................................  $1,441,596
  Allowances and reserves deductible in the future..............     259,405
  Inventory capitalization......................................     130,490
  Deferred revenue..............................................   1,011,460
  Other accruals................................................     439,740
                                                                  ----------
  Deferred tax assets...........................................   3,282,691
                                                                  ----------
Deferred tax liabilities:
  Depreciation..................................................  (3,159,887)
  Deferred gain on discharge of liability.......................  (1,106,891)
  Asset step-up due to valuation increase.......................  (4,109,519)
  Affiliate losses..............................................    (529,912)
  Other accruals................................................     (87,553)
                                                                  ----------
  Deferred tax liabilities......................................  (8,993,762)
                                                                  ----------
    Net deferred tax liability..................................  $(5,711,071)
                                                                  ----------
                                                                  ----------

                                 HENRY COMPANY

7. COMMITMENTS AND CONTINGENCIES:

    The Company conducts certain operations out of leased facilities, including the corporate office and divisional warehouses. The lease terms range from 1 to 6 years and begin to expire in 1999. Certain of the Company's operating lease agreements provide for escalation of payments, which are based on fluctuations of certain published cost-of-living indices. The Company also leases certain land, buildings and equipment from related parties, with terms expiring in 1999. Various leases also contain certain renewal options.

    Total rent expense was $896,465 and $1,223,744 for the years ended December 31, 1997 and 1998, respectively. Included in rent expense is rent paid to related parties of $735,960 and $757,539 for the years ended December 31, 1997 and 1998, respectively. The minimum rental commitments for land, buildings and equipment under all noncancelable operating leases, with lease terms in excess of one year, are as follows:

1999............................................................  1,446,540
2000............................................................  1,116,187
2001............................................................    988,683
2002............................................................    795,861
2003............................................................    702,051
Thereafter......................................................    432,316
                                                                  ---------
                                                                  $5,481,638
                                                                  ---------
                                                                  ---------

    Included in the annual minimum rental commitments are operating lease payments due to related parties of $764,202 in 1999, $763,250 in 2000, $763,250 in 2001, $708,470 in 2002, $697,514 in 2003 and $432,316 thereafter.

    The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

CASH PAID DURING THE YEAR FOR:                            1996          1997          1998
----------------------------------------------------  ------------  ------------  ------------
Interest............................................  $  1,912,996  $  1,461,977  $  4,893,760
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Income taxes........................................  $      1,600  $      1,600  $  2,098,969
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

NON-CASH TRANSACTIONS

    At December 31, 1997, the Company sold property to the Henry II division of The Henry Wine Group ("Wine Group") for the net book value of $1,863,072. This transaction is excluded from the statement of cash flows for the year ended December 31, 1997 as the consideration was received in the form of a note, as more fully described in Note 10.

9. PROFIT-SHARING AND PENSION PLAN:

    The Company sponsors a deferred profit-sharing plan for employees. Contributions into the plan are maintained in a trust. Contributions are discretionary and determined by the Board of Directors each year.

                                 HENRY COMPANY

9. PROFIT-SHARING AND PENSION PLAN , CONTINUED:
Participants are salaried regular employees with at least one year of continuous Company employment. Contributions made by the Company are based on the Company's performance and are at the discretion of the Board of Directors. Total Company contributions for fiscal years ended December 31, 1996, 1997 and 1998 were $282,632, $320,830 and $444,631, respectively.

    Hourly employees at the Huntington Park, Kimberton and Rock Hill facilities are covered by multi-employer union plans to which the Company makes periodic contributions as determined by collective bargaining agreements. The Company is also subject to additional charges as determined by the plans' trustees during the term of the agreement to maintain the current level of health and welfare benefits. The information with respect to the plans' net assets and actuarial present value of accumulated plan benefits are not determinable due to the nature of the plans. The costs incurred during the years ended December 31, 1996, 1997 and 1998 were $75,766, $71,532 and $271,244, respectively. The increase in 1998 is primarily due to the Monsey Bakor acquisition.

10. RELATED PARTIES:

    The Company is obligated under certain leases at December 31, 1998 and has incurred rent expense in 1997 and 1998 with related parties, as more fully described in Note 7.

    Receivables from affiliate represents amounts due from The Henry Wine Group, an affiliated group of companies under common control, and relates to operating advances made to the Wine Group.

    The note receivable from affiliate relates to proceeds due the Company on the sale of property to the Wine Group at its then net book value at December 31, 1997. The note receivable is repayable by December 31, 2002, bears interest at the prime interest rate and is secured by an interest in the property.

    The Company charges the Wine Group certain direct administrative costs for services provided by the Company's finance, human resources, and management information systems departments. The administrative costs charged totaled $110,000 and $199,000 for the years ended 1996 and 1997, respectively. In 1998, the Company entered into a new administrative services agreement with the Wine Group for reimbursement of administrative services provided by the Company. The administrative cost charged in 1998 totalled $1,255,130.

    As of December 31, 1997 and 1998, notes receivable in the accompanying balance sheet include outstanding principal and accrued interest due from the Company's President in the amount of $559,557 and $601,672, respectively. The notes bear interest at Bank of America's First Rate and are payable in installments or lump sum payments due through December 31, 1998 with the exception of $175,000 which is noninterest-bearing and is due and payable upon termination of the President's employment.

    Subordinated shareholder debt financing had been obtained from the Chairman of the Board. The subordinated shareholder debt was repaid in full during fiscal year 1998, in conjunction with the Acquisition.

11. CAPITAL STOCK:

    On April 21, 1998, Warner Development Company of Texas ("Warner Development") was merged into the Company. The outstanding shares of Warner Development were canceled in the merger. For periods prior to this date, the financial results of the Company and Warner Development were presented

                                 HENRY COMPANY

11. CAPITAL STOCK , CONTINUED:
on a combined basis as both entities were under common control with identical management and shareholder ownership and interest.

    In addition, on April 21, 1998, the number of authorized shares of Company Common Stock was increased to 1,000,000 shares.

    On April 22, 1998, the Company issued 27,500 shares of Common Stock to Frederick Muhs, a director of the Company, for $2,000,000 in cash.

    As of December 31, 1997 and 1998, common stock is composed of the following:

                                                                                            1997          1998
                                                                                        ------------  ------------
Henry Company, common stock, no par value, stated value $5 per share, 100,000 shares
  authorized, issued and outstanding..................................................  $    500,000  $    500,000
Henry Company, common stock, no par value, stated value $21.78 per share, 94,000
  shares authorized, issued and outstanding...........................................     2,047,320     2,047,320
Henry Company, common stock, no par value, stated value $72.73 per share, 27,500 share
  authorized, issued and outstanding..................................................            --     2,000,000
Warner Development of Texas, common stock, no par value, stated value $1,616.20 per
  share, 94 shares authorized, issued and outstanding.................................       151,922            --
Henry Company, super voting class A common stock, no par value, stated value $23.96
  per share, 6,000 shares authorized, issued and outstanding..........................       143,760       143,760
Warner Development of Texas, super voting class A common stock, no par value, stated
  value $1,777.82 per share, 6 shares authorized, issued and outstanding..............        10,667            --
                                                                                        ------------  ------------
                                                                                        $  2,853,669  $  4,691,080
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    On October 1, 1997, Henry Company granted the Warner W. Henry Living Trust warrants to purchase an aggregate of 400,000 shares of Henry Company capital stock, consisting of 12,000 shares of Class A common stock and 388,000 shares of common stock (the "Warrants"). The Warrants expire on September 30, 2012 and may be exercised in whole or in part at variable and increasing exercise prices over the term of the warrants. The current and maximum exercise prices for both Class A common stock and common stock are $12.94 and $38.82 per share, respectively.

    The warrants have an initial exercise price that exceeds the fair value of the capital stock at the date of grant. The grant date present value of each warrant is estimated at 11 CENTS or an aggregate of $44,000 using the Black-Scholes pricing model, using the following assumptions: risk-free interest rate at 6.0%; expected warrant life of 15 years; volatility of 20.0%; forfeiture rate zero (0); no expected dividends; and no adjustments for nontransferability. As of December 31, 1998, no warrants have been exercised.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

    In connection with the Acquisition, the Company sold 22,000 shares of redeemable convertible preferred stock in the Company to Joseph T. Mooney, Jr. for $600,000. The Company is obligated, upon the exercise of Mr. Mooney's put option, to redeem the stock for cash in annual amounts of $500,000 beginning in 2004 and aggregating $3,000,000, or for $3,000,000 upon the death of Mr. Mooney. The shares

                                 HENRY COMPANY

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK , CONTINUED:
are convertible into shares of Common Stock. The fair value recorded for the issuance of the preferred stock represents the estimated present value of the redemption payments.

    The carrying amount of the Preferred Stock is being increased by periodic accretions so that the amount reflected in the balance sheet will equal the mandatory redemption amount at the redemption date.

13. SEGMENT AND GEOGRAPHIC INFORMATION:

    During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which requires the Company to report information about its operating segments using a management approach.

    The Company manages its business through two reportable segments, or primary business units with separate management teams, infrastructures, marketing strategies and customers. The Company's primary business units are: the Henry Coatings Division, which develops, manufactures and markets roof and driveway coatings and paving products, industrial emulsions, air barriers, and specialty products; and the Resin Technology Division, which develops, manufactures and sells polyurethane foam for roofing and commercial uses.

    The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net sales, gross profit and operating income. Intersegment sales and transfers are not significant.

                                 HENRY COMPANY

13. SEGMENT AND GEOGRAPHIC INFORMATION , CONTINUED:
    Summarized financial information concerning the Company's reportable segments is shown below.

                                                                       HENRY           RESIN
                                                                      COATINGS      TECHNOLOGY
                                                                      DIVISION       DIVISION         TOTAL
                                                                   --------------  -------------  --------------
1998
Net sales........................................................  $  130,054,094  $  20,102,027  $  150,156,121
Gross profit.....................................................      41,240,101      3,773,436      45,013,537
Operating income.................................................       7,491,372        412,369       7,903,741
Depreciation and amortization....................................       4,666,246        227,548       4,893,794
Total assets.....................................................     112,978,409     12,535,391     125,513,800
Capital expenditures.............................................       2,875,566        121,154       2,996,720

1997
Net sales........................................................  $   47,828,812  $  19,594,791  $   67,423,603
Gross profit.....................................................      17,494,453      3,516,322      21,010,775
Operating income.................................................       2,521,895        843,531       3,365,426
Depreciation and amortization....................................       1,253,340        216,035       1,469,375
Total assets.....................................................      18,527,327     11,890,320      30,417,647
Capital expenditures.............................................         648,306        152,933         801,239

1996
Net sales........................................................  $   40,939,371  $  18,246,629  $   59,186,000
Gross profit.....................................................      15,238,101      3,081,175      18,319,276
Operating income.................................................         890,060        312,070       1,202,130
Depreciation and amortization....................................       1,438,345        206,345       1,644,690
Total assets.....................................................      20,102,365     11,101,354      31,203,719
Capital expenditures.............................................       1,281,277        167,416       1,448,693

    The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the Acquisition, the Company had no foreign operations. Summarized geographic data related to the Company's operations for 1998 are as follows:

                                                                                 LONG-LIVED
                                                                  NET SALES        ASSETS
                                                                --------------  -------------
United States.................................................  $  129,492,180  $  64,555,982
Canada........................................................      20,663,941      8,548,168
                                                                --------------  -------------
  Total.......................................................  $  150,156,121  $  73,104,150
                                                                --------------  -------------
                                                                --------------  -------------

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

    In connection with the Offering in April 1998, the Company's United States subsidiaries, Monsey Products Co., Kimberton Enterprises, Inc. and Monsey Products of Arizona LLC (the "Guarantor Subsidiaries") are unconditional guarantors, on a full, joint and several basis, of the Company's debt represented by the Senior Notes. The Company's Canadian subsidiaries are not guarantors of the Senior Notes. Effective December 31, 1998, the Company merged Monsey Products Co. and Monsey Products of Arizona LLC into Henry Company; as a result, Kimberton Enterprises Inc. is the only Guarantor.

    Condensed consolidating financial statements of the Guarantors, from the date of the Acquisition, are combined with the Henry Company and are presented below. Separate financial statements of the Guarantor Subsidiaries are not presented and the Guarantor Subsidiaries are not filing separate reports under the Exchange Act because the Subsidiary Guarantors have fully and unconditionally guaranteed the Senior Notes on a joint and several basis under the guarantees and management has determined that separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not material to investors.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1998

                                                    HENRY COMPANY
                                                       (PARENT
                                                    CORPORATION)                    CONSOLIDATED
                                                    AND GUARANTOR   NONGUARANTOR    ELIMINATION     CONSOLIDATED
                                                    SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                   ---------------  -------------  --------------  --------------
                     ASSETS:
Current assets:
  Cash and cash equivalents......................   $  11,303,580   $     719,096              --  $   12,022,676
  Accounts receivable, net.......................      17,479,050       2,319,659              --      19,798,709
  Inventories....................................      12,592,192       2,195,153              --      14,787,345
  Receivables from affiliate.....................       3,289,079         435,402  $     (870,804)      2,853,677
  Notes receivable...............................         498,059              --              --         498,059
  Prepaid expenses and other current assets......       2,146,003         303,181              --       2,449,184
                                                   ---------------  -------------  --------------  --------------
    Total current assets.........................      47,307,963       5,972,491        (870,804)     52,409,650
Property and equipment, net......................      27,964,877       5,871,529       1,533,818      35,370,224
Investment in subsidiaries.......................      10,781,378              --     (10,686,544)         94,834
Cash surrender value of life insurance, net......       3,469,017              --              --       3,469,017
Intangibles, net.................................      29,139,311       2,638,018              --      31,777,329
Notes receivable.................................         376,308              --              --         376,308
Note receivable from affiliate...................       1,863,072              --              --       1,863,072
Other............................................         114,745          38,621              --         153,366
                                                   ---------------  -------------  --------------  --------------
    Total assets.................................   $ 121,016,671   $  14,520,659  $  (10,023,530) $  125,513,800
                                                   ---------------  -------------  --------------  --------------
                                                   ---------------  -------------  --------------  --------------

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS , CONTINUED:
                CONDENSED CONSOLIDATING BALANCE SHEET, CONTINUED
                            AS OF DECEMBER 31, 1998

                                                    HENRY COMPANY
                                                       (PARENT
                                                    CORPORATION)                    CONSOLIDATED
                                                    AND GUARANTOR   NONGUARANTOR    ELIMINATION     CONSOLIDATED
                                                    SUBSIDIARIES    SUBSIDIARIES      ENTRIES          TOTAL
                                                   ---------------  -------------  --------------  --------------
      LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable...............................   $   8,917,200   $     723,587              --  $    9,640,787
  Accrued expenses...............................       7,353,610         944,755              --       8,298,365
  Intercompany payables..........................         211,356       1,247,445  $   (1,458,801)             --
  Income taxes payable...........................        (168,731)        271,285              --         103,094
  Notes payable, current portion.................         146,924         183,300              --         330,224
  Borrowings under line of credit................              --       1,657,500              --       1,657,500
                                                   ---------------  -------------  --------------  --------------
    Total current liabilities....................      16,460,359       5,028,412      (1,458,801)     20,029,970
Notes payable....................................         591,890          51,025              --         642,915
Environmental reserve............................       3,432,371              --              --       3,432,371
Deferred income taxes............................       3,941,854       1,769,217              --       5,711,071
Deferred warranty revenue........................       2,190,938              --              --       2,190,938
Deferred compensation............................       1,015,565              --              --       1,015,565
Senior notes.....................................      85,000,000              --              --      85,000,000
                                                   ---------------  -------------  --------------  --------------
    Total liabilities............................     112,632,977       6,848,654      (1,458,801)    118,022,830
Redeemable convertible preferred stock...........       1,839,000              --              --       1,660,874
Shareholders' equity:
  Common stock...................................       4,691,080       7,194,402      (7,194,402)      4,691,080
  Additional paid-in capital.....................       2,622,867              --              --       2,622,867
  Cumulative translation adjustment..............              --      (1,480,724)        588,000        (892,724)
  Accumulated (deficit) retained earnings........        (591,127)      1,958,327      (1,958,327)       (591,127)
                                                   ---------------  -------------  --------------  --------------
    Total shareholders' equity...................       6,722,820       7,672,005      (8,564,729)      5,830,096
                                                   ---------------  -------------  --------------  --------------
    Total liabilities and shareholders'
      deficit....................................   $ 121,016,671   $  14,520,659  $  (10,023,530) $  125,513,800
                                                   ---------------  -------------  --------------  --------------
                                                   ---------------  -------------  --------------  --------------

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS , CONTINUED:

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                   HENRY COMPANY
                                                      (PARENT
                                                    CORPORATION)                   CONSOLIDATED
                                                   AND GUARANTOR    NONGUARANTOR    ELIMINATION    CONSOLIDATED
                                                    SUBSIDIARIES    SUBSIDIARIES      ENTRIES         TOTAL
                                                  ----------------  -------------  -------------  --------------
Net sales.......................................  $    134,318,475  $  20,663,941  $  (4,826,295) $  150,156,121
Cost of sales...................................        94,586,709     15,507,978     (4,952,103)    105,142,584
                                                  ----------------  -------------  -------------  --------------
    Gross profit................................        39,731,766      5,155,963        125,808      45,013,537
Operating expenses:
  Selling, general and administrative...........        30,487,104      3,791,133        750,238      35,028,475
  Amortization of intangibles...................         1,945,252        136,069             --       2,081,321
                                                  ----------------  -------------  -------------  --------------
    Operating income............................         7,299,410      1,228,761       (624,430)      7,903,741
Other expense (income):
  Interest expense..............................         6,421,349        145,331             --       6,566,680
  Interest and other income, net................          (243,493)            --             --        (243,493)
                                                  ----------------  -------------  -------------  --------------
  Income before provision for income taxes......         1,121,554      1,083,430       (624,430)      1,580,554
Provision for income taxes......................            50,342        459,000             --         509,342
                                                  ----------------  -------------  -------------  --------------
    Net income..................................  $      1,071,212  $     624,430  $    (624,430) $    1,071,212
                                                  ----------------  -------------  -------------  --------------
                                                  ----------------  -------------  -------------  --------------

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS , CONTINUED:
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                     HENRY COMPANY
                                                        (PARENT
                                                     CORPORATION)                   CONSOLIDATED
                                                     AND GUARANTOR   NONGUARANTOR    ELIMINATION    CONSOLIDATED
                                                     SUBSIDIARIES    SUBSIDIARIES      ENTRIES         TOTAL
                                                    ---------------  -------------  -------------  --------------
Net cash provided by (used in) operating
  activities......................................   $   5,385,914    $ 4,594,711              --  $    9,980,625
Cash flows from investing activities:
  Capital expenditures............................      (2,680,354)      (316,366)             --      (2,996,720)
  Proceeds from the disposal of property and
    equipment.....................................         119,112         12,420              --         131,532
  Acquisition of business, net of cash acquired...     (48,165,012)            --   $   3,051,312     (45,113,700)
  Investment in affiliate.........................         (30,645)            --              --         (30,645)
                                                    ---------------  -------------  -------------  --------------
    Net cash (used in) provided by investing
      activities..................................     (50,756,899)      (303,946)      3,051,312     (48,009,533)
                                                    ---------------  -------------  -------------  --------------
Cash flows from financing activities:
  Net repayments under line-of-credit agreement...     (13,734,381)    (2,918,500)             --     (16,652,881)
  Repayments under notes payable agreements.......     (11,358,730)      (144,675)             --     (11,503,405)
  Borrowings under notes payable agreements.......              --             --              --              --
  Payments on subordinated shareholder debt.......      (5,199,972)            --              --      (5,199,972)
  Payments of finance fees for note offering......      (2,550,000)            --              --      (2,550,000)
  Proceeds from Series B Senior Notes.............      85,000,000             --              --      85,000,000
  Proceeds from issuance of common stock..........       2,000,000             --              --       2,000,000
  Proceeds from issuance of preferred stock.......         600,000             --              --         600,000
  Dividends paid..................................      (1,248,876)            --              --      (1,248,876)
                                                    ---------------  -------------  -------------  --------------
    Net cash provided by (used in) financing
      activities..................................      53,508,041     (3,063,175)             --      50,444,866
                                                    ---------------  -------------  -------------  --------------
    Effect of changes in exchange rate on cash....              --       (512,139)             --        (512,139)
                                                    ---------------  -------------  -------------  --------------
    Net increase in cash and cash equivalents.....       8,137,056        715,451       3,051,312      11,903,819
Cash and cash equivalents, beginning of period....       3,166,524          3,645      (3,051,312)        118,857
                                                    ---------------  -------------  -------------  --------------
Cash and cash equivalents, end of period..........   $  11,303,580    $   719,096   $          --  $   12,022,676
                                                    ---------------  -------------  -------------  --------------
                                                    ---------------  -------------  -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HENRY COMPANY
                                 ---------------------------------------------
                                                 (REGISTRANT)

                                By              /s/ WARNER W. HENRY
                                     -----------------------------------------
                                                  Warner W. Henry
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                                      OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ RICHARD B. GORDINIER
------------------------------  President, Chief Operating    March 31, 1999
     Richard B. Gordinier         Officer and Director

     /s/ JEFFREY A. WAHBA
------------------------------  Chief Financial Officer,      March 31, 1999
       Jeffrey A. Wahba           Secretary and Director

      /s/ GARY T. SPENCE
------------------------------  Corporate Controller          March 31, 1999
        Gary T. Spence

   /s/ JOSEPH T. MOONEY JR.
------------------------------  Vice Chairman of the Board    March 31, 1999
     Joseph T. Mooney Jr.

    /s/ FREDERICK H. MUHS
------------------------------  Director                      March 31, 1999
      Frederick H. Muhs

                                 HENRY COMPANY
                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER      DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
      2.1 *  Stock Purchase Agreement between Henry Company and the Shareholders of Monsey Products Co. of
               February 27, 1998

      2.2 *  Amendment to Stock Purchase Agreement between Henry Company

      3.1 *  Certificate of Amendment and Restatement of Articles of Incorporation of Henry Company

      3.2 *  Bylaws of Henry Company

      4.1 *  Indenture dated as of April 22, 1998 between the Company, each of the guarantors named therein and
               U.S. Trust Company of California, N.A., as Trustee, including forms of Senior Notes

      4.2 *  Registration Rights Agreement dated as of April 22, 1998 by and among the Company, each of the
               Guarantors named therein and BT Alex.Brown Incorporated as Initial Purchaser

     10.1 *  Amended and Restated Financing and Security Agreement dated April 22, 1998, by and between Henry
               Company and Monsey Products Co., Kimberton Enterprises, Inc. Monsey Products of Arizona LLC and
               Nationsbank, N.A.

     10.2 *  Administrative Services Agreement, dated as of January 1, 1998, between Henry Company and Central
               Coast Wine Company dba The Henry Wine Group

     10.3 *  Lease, dated September 5, 1996, between Warner Wheeler Henry Living Trust and Henry Family Trust B
               and Henry Company

     10.4 *  Ground Lease, dated April 30, 1976, (as extended on December 11, 1996) between The Warner W. Henry
               Family Trust, the Declaration of Trust for Dorothy H. Floyd and The W.W. Henry Company.

     10.5 *  Machinery Lease, dated August 1, 1958 and Amendment to Machinery Lease, dated August 1, 1968, between Warner White Henry and The W.W. Henry Company

     10.6 *  Lease, dated February 27, 1992, between Alamo Development Company and Henry Company

     10.7 *  Lease Agreement and Addendum to Lease Agreement dated December 23, 1994, by and between Seaboard
               Supply Co. and Monsey Products Co.

     10.8 *  Warrant Agreement between Henry Company and the Warner W. Henry Living Trust dated as of October 1,
               1997

     10.9 *  Convertible Preferred Stock Purchase Agreement between Henry Company and Joseph T. Mooney, Jr. dated as of April 22, 1998

     10.10*  Stock Purchase Agreement between Henry Company and Frederick Muhs dated as of April 22, 1998

     10.11*  Henry Company Executive Deferral Plan

     10.12*  Employment and Incentive Agreement between Henry Company, Henry II, Warner Development Company of
               Texas and Richard B. Gordinier, dated September 30, 1992

     10.13*  Amendment No. 1 to Employment and Incentive Agreement between Henry Company, Henry II, Warner
               Development Company of Texas and Richard B. Gordinier, dated October 16, 1997

EXHIBIT
 NUMBER      DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
     10.14*  Amendment No. 2 to Employment and Incentive Agreement between Henry Company, Henry II, Warner
               Development Company of Texas and Richard B. Gordinier, dated April 21, 1998

     10.15*  Non-Negotiable Promissory Notes, between Henry Company and Richard B. Gordinier, dated July 11,
               August 24 and December 15, 1997

     10.16*  Employment Agreement between Henry Company and Joseph T. Mooney, Jr. dated as of April 22, 1998

     10.17*  Employment Agreement between Henry Company and Larry A. Karasiuk dated as of April 22, 1998

     10.18*  Employment Agreement between Henry Company and John R. Enright dated July 1, 1993

     10.19*  Amended and Restated Employment Agreement between Henry Company and James Doose dated May 27, 1994

     10.20*  Incentive Compensation Agreement between Henry Company and Jeffrey A. Wahba dated August 1, 1994

     10.21*  Incentive Compensation Agreement between Henry Company and John R. Enright dated July 1, 1993

     10.22*  Noncompetition Agreement between Henry Company and James F.C. Stewart dated as of February 27, 1998

     10.23*  Noncompetition Agreement between Henry Company and Edward P. Mooney dated as of April 22, 1998

     10.24*  Noncompetition Agreement between Henry Company and Larry Karasiuk dated as of April 22, 1998

     10.25*  Consulting Agreement between Henry Company and Paul Beemer dated November 24, 1993

     10.26*  Amendment to Consulting Agreement between Henry Company and Paul Beemer dated July 29, 1996

     10.26(A)* Amendment to Consulting Agreement between Henry Company and Paul Beemer dated June 1, 1995

     10.26(B)* Amendment to Consulting Agreement between Henry Company and Paul Beemer dated August 27, 1998

     10.27*  Custodial Agreement between Henry Company the Shareholders of Monsey Products Co. and PNC Bank

     12.1    Statement of Computation of Ratio of Earnings to Fixed Charges

     21.1    Subsidiaries of the Registrant

     23.1    Consent of Ernst & Young LLP, Independent Auditors

     27.1    Financial Data Schedule for the period ended December 31, 1998 (filed in electronic form only)

------------------------

* Incorporated by reference from Registrant's Statement of Form S-4, filed September 11, 1998 (Registration No. 333-59485).