Form 10-Q
period 1999-03-31
HENRY CO
filed 1999-05-17
CIK 46916

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended March 31, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

                       Commission file number 333-59485

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 1999, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

                                  HENRY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                 MARCH 31, 1999


PART I.   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of December 31, 1998
     and March 31, 1999 (Unaudited).........................................  3

    Consolidated Statements of Operations for the three months ended March 31, 1998 and 1999 (Unaudited)..............................  4

    Consolidated Statements of Changes in Shareholders' Equity
     for the three months ended March 31, 1999 (Unaudited)..................  5

    Consolidated Statements of Cash Flows for the three months ended
     March 31, 1998 and March 31, 1999 (Unaudited)..........................  6

    Notes to Consolidated Financial Statements..............................  7

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

PART II.  OTHER INFORMATION................................................. 21

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 21

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................ 21

SIGNATURES.................................................................. 23

PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                                HENRY COMPANY
                          CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,          March 31,
                                                                                                    1998                1999
                                                                                                ------------       -------------
                                                                                                                    (Unaudited)
                                           ASSETS:
Current assets:
   Cash and cash equivalents..................................................................  $ 12,022,676       $ 11,094,865
   Trade accounts receivable, net of allowance for
      doubtful accounts of $766,633 and $798,287 for
      1998 and 1999, respectively.............................................................    19,798,709         23,208,326
   Inventories................................................................................    14,787,345         17,484,088
   Receivables from affiliate.................................................................     2,853,677          2,731,622
   Notes receivable...........................................................................       498,059            516,025
   Prepaid expenses and other current assets..................................................     2,449,184          2,109,588
   Income tax receivable......................................................................             -          1,529,292
                                                                                                ------------       ------------
        Total current assets..................................................................    52,409,650         58,673,806

Property and equipment, net...................................................................    35,370,224         35,754,515
Cash surrender value of life insurance, net...................................................     3,469,017          3,581,353
Intangibles, net..............................................................................    31,777,329         33,620,143
Notes receivable..............................................................................       376,308            356,576
Note receivable from affiliate................................................................     1,863,072          1,863,072
Other.........................................................................................       248,200            740,848
                                                                                                ------------       ------------
        Total assets..........................................................................  $125,513,800       $134,590,313
                                                                                                ------------       ------------
                                                                                                ------------       ------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable...........................................................................  $  9,640,787       $ 11,703,104
   Accrued expenses...........................................................................     8,298,365         10,385,020
   Income taxes payable.......................................................................       103,094             93,367
   Notes payable, current portion.............................................................       330,224            425,260
   Borrowings under lines of credit...........................................................     1,657,500          9,307,416
                                                                                                ------------       ------------
        Total current liabilities.............................................................    20,029,970         31,914,167

Notes payable.................................................................................       642,915            385,454
Environmental reserve.........................................................................     3,432,371          3,414,209
Deferred income taxes.........................................................................     5,711,071          5,702,133
Deferred warranty revenue.....................................................................     2,190,938          2,241,595
Deferred compensation.........................................................................     1,015,565          1,028,252
Series B Senior Notes.........................................................................    85,000,000         85,000,000
                                                                                                ------------       ------------
        Total liabilities.....................................................................   118,022,830        129,685,810

Commitments and contingencies
Redeemable convertible preferred stock........................................................     1,660,874          1,660,874

Shareholders' equity:
     Common stock.............................................................................     4,691,080          4,691,080
     Additional paid-in capital...............................................................     2,622,867          2,622,867
     Cumulative translation adjustment........................................................      (892,724)          (884,724)
     Accumulated deficit......................................................................      (591,127)        (3,185,594)
                                                                                                ------------       ------------
        Total shareholders' equity............................................................     5,830,096          3,243,629
                                                                                                ------------       ------------
        Total liabilities and shareholders' equity............................................  $125,513,800       $134,590,313
                                                                                                ------------       ------------
                                                                                                ------------       ------------

                The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                                    ---------------------
                                                                    1998             1999
                                                                    ----             ----
Net sales...............................................        $14,933,512      $35,570,696
Cost of sales...........................................          9,815,800       25,515,405
                                                                -----------      -----------
      Gross profit......................................          5,117,712       10,055,291

Operating expenses:
      Selling, general and administrative...............          4,193,449       10,801,154
      Amortization of intangibles.......................             26,840          880,091
                                                                -----------      -----------
      Operating income (loss)...........................            897,423       (1,625,954)
Other expense (income):
      Interest expense..................................            322,169        2,144,625
      Interest and other income, net....................            (21,180)         (49,809)
                                                                -----------      ----------
      Income (loss) before provision (benefit) for
       income taxes.....................................            596,434       (3,720,770)
Provision (benefit) for income taxes....................               --         (1,126,303)
                                                                -----------      -----------
      Net income (loss).................................           $596,434      ($2,594,467)
                                                                -----------      -----------
                                                                -----------      -----------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              AS OF MARCH 31, 1999
                                  (UNAUDITED)

                                         Common Stock
                                    --------------------                             Cumulative        Retained
                                    Issued                         Additional       Translation        Earnings
                                    Shares        Amount        Paid-in Capital      Adjustment        (Deficit)          Total
                                    ------        ------        ---------------     -----------        ---------          -----
Balance, December 31, 1998......    227,500     $4,691,080      $2,622,867          ($892,724)         ($ 591,127)      $5,830,096
Accretion on redeemable
   convertible preferred stock..       --            --                --                --                --               --
Comprehensive income (loss):
   Net loss.....................       --            --                --                --            (2,594,467)      (2,594,467)
   Other comprehensive
      income:
      Change in cumulative
        translation adjustment..       --            --                --                8,000             --                8,000
                                                                                                                        ----------
Total comprehensive
   income (loss)................       --            --                --                --                --           (2,586,467)
                                    -------     ----------        ----------         ---------        -----------       ----------
Balance, March 31, 1999.........    227,500     $4,691,080        $2,622,867         ($884,724)       ($3,185,594)      $3,243,629
                                    -------     ----------        ----------         ---------        -----------       ----------
                                    -------     ----------        ----------         ---------        -----------       ----------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                HENRY COMPANY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1999
                                 (UNAUDITED)

                                                                                                    1998                1999
                                                                                                    ----                ----
Cash flows from operating activities:
   Net income (loss)......................................................................       $  596,434          ($2,594,467)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization.......................................................          326,718            1,018,705
      Provision for doubtful accounts.....................................................           29,717               48,685
      Deferred income taxes...............................................................             --                 (8,938)
      Noncompetition and goodwill amortization............................................           16,252              812,303
      Interest on subordinated shareholder debt...........................................           95,207                 --
      Gain on disposal of property and equipment..........................................           (5,500)                --
      Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable...............................................................        1,083,729           (3,458,302)
        Inventories.......................................................................         (214,860)          (2,696,743)
        Receivables from affiliates.......................................................         (231,324)             122,055
        Notes receivable..................................................................            7,371                1,766
        Cash surrender value of life insurance............................................         (314,729)            (112,336)
        Other assets......................................................................          126,343             (138,620)
        Income tax receivable.............................................................             --             (1,529,292)
        Accounts payable and accrued expenses.............................................         (527,988)           4,121,083
        Deferred warranty revenue.........................................................           (3,261)              50,657
        Deferred compensation.............................................................           37,052               12,687
                                                                                                 ----------          -----------
              Net cash provided by (used in) operating activities.........................        1,021,161           (4,350,757)
                                                                                                 ----------          -----------

Cash flows from investing activities:
   Capital expenditures...................................................................         (356,018)          (1,402,996)
   Proceeds from the disposal of property and equipment...................................            5,500                 --
   Acquisition of business, net of cash acquired..........................................             --             (2,655,117)
   Investment in affiliate................................................................           (4,435)             (14,432)
                                                                                                 ----------          -----------
              Net cash used in investing activities.......................................         (354,953)          (4,072,545)
                                                                                                 ----------          -----------

Cash flows from financing activities:
   Net borrowings (repayments) under line-of-credit agreements............................         (324,579)           7,649,916
   Repayments under notes payable agreements..............................................         (187,882)            (311,162)
   Borrowings under notes payable agreements..............................................            5,154              148,737
   Payments on subordinated shareholder debt..............................................          (95,196)                --
                                                                                                 ----------          -----------
              Net cash (used in) provided by financing activities.........................         (602,503)           7,487,491
                                                                                                 ----------          -----------
Effect of exchange rate changes on cash and cash equivalents..............................             --                  8,000
                                                                                                 ----------          -----------
              Net increase (decrease) in cash and cash equivalents........................           63,705             (927,811)

Cash and cash equivalents, beginning of period............................................          118,857           12,022,676
                                                                                                 ----------          -----------
Cash and cash equivalents, end of period..................................................       $  182,562          $11,094,865
                                                                                                 ----------          -----------
                                                                                                 ----------          -----------

                 The accompanying notes are an integral part of these consolidated financial statements.

                                HENRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and footnotes as of and for the year ended December 31, 1998 as included in the Company's Annual Report on Form 10-K. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full fiscal year.

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

         As more fully described in Note 3, the interim financial statements for the three months ended March 31, 1999 include the financial results and accounts of Monsey Bakor and its subsidiaries which were acquired by the Company on April 22, 1998. The Acquisition was accounted for using the purchase method of accounting and accordingly the results of operations of Monsey Bakor since the acquisition date have been included in the consolidated financial statements of the Company.

2. RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP No. 98-1 with no material impact on the Company's financial position, results of operations, or cash flows.

         In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-up Activities". SOP No. 98-5, which is effective for fiscal years beginning after December 15, 1998, provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has historically expensed these costs, the adoption of this standard did not have a significant impact on the Company's financial position, results of operations, or cash flows.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position, results of operations, or cash flows.

3. BUSINESS ACQUISITION AND NOTE OFFERING:

         On April 22, 1998, the Company completed the acquisition of Monsey Bakor and its subsidiaries (the "Acquisition"), which are engaged in the distribution and manufacture of roof coatings, adhesives and membranes, and waterproofing and air barrier systems, for residential and commercial applications. The cash purchase price was $42,750,000 with an additional $3,227,000 paid at closing to certain selling shareholders of Monsey Bakor for noncompetition agreements. A selling shareholder also purchased 22,500 shares of redeemable convertible preferred stock of the Company for $600,000 cash. The Acquisition was accounted for using the purchase method of accounting.

         Concurrent with the Acquisition, the Company conducted a senior note offering (the "Offering") in the aggregate principal amount of $85,000,000, and converted its tax status from an S Corporation under Section 1361 of the Internal Revenue Code (the "Code") to a C Corporation status. Since the conversion, the Company has been required to pay federal and state corporate income taxes on its taxable income.

         In accordance with the requirements of APB Opinion No. 16 "Business Combinations," the following unaudited pro forma summary presents the results of operations of the Company as if the Acquisition and Offering had occurred as of the beginning of the period presented prior to the acquisition date. The pro forma adjustments include the results of operations for Monsey Bakor for the period prior to the acquisition, adjustment for compensation expense in excess of amounts paid under new employment agreements, amortization of intangible assets created as a result of the Acquisition, interest expense on the debt issued as part of the Offering, and related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and Monsey Bakor had been a single entity during the three month period ended March 31, 1998, nor is such information indicative of the results of operations which may occur in the future.

                                           PRO FORMA
                                       THREE MONTHS ENDED
                                         MARCH 31, 1998
                                           (UNAUDITED)
                                       ------------------
Net sales...........................      $ 36,378,512
                                          ------------
                                          ------------
Net loss............................       ($1,602,712)
                                          ------------
                                          ------------


4. INVENTORIES:

         Inventories consist of the following:

                                              December 31,        March 31,
                                                  1998              1999
                                              ------------      -------------
Raw materials............................     $ 7,240,227       $ 8,890,413
Finished goods...........................       7,547,118         8,593,675
                                               ----------       -----------
                                              $14,787,345       $17,484,088
                                               ----------       -----------
                                               ----------       -----------

5. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                 December 31,      March 31,
                                                     1998            1999
                                                 ------------    -------------
Buildings.....................................  $13,634,579       $13,676,903
Machinery and equipment.......................   23,898,403        23,734,110
Office furniture and equipment................    3,241,389         4,391,660
Automotive equipment..........................    1,635,230         1,635,230
Leasehold improvements........................    3,145,244         3,149,375
Other.........................................      330,695           330,695
                                                -----------       -----------
                                                 45,885,540        46,917,973
Less, accumulated depreciation and
    amortization..............................   16,338,442        17,277,306
                                                -----------       -----------
                                                 29,547,098        29,640,667
Land..........................................    3,298,139         3,300,139
Construction-in-progress......................    2,524,987         2,813,709
                                                -----------       -----------
                                                $35,370,224       $35,754,515
                                                -----------       -----------
                                                -----------       -----------

6. LONG-TERM DEBT AND CREDIT FACILITIES:

         In 1998 the Company privately issued and sold $85,000,000 of Series B Senior Notes (the "Senior Notes") due in 2008. Interest on the Notes is payable semi-annually at 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Henry Company bank debt, (ii) retire existing Henry Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor's then-existing bank debt with (v) the remainder providing additional working capital.

         Long-term debt consists of the following at March 31, 1999:

Long-Term debt consists of the following at March 31, 1999:

    10.0% Series B Senior Notes due 2008..........................  $85,000,000
    Various term notes payable to third parties with interest
     rates ranging from 6% to 9.25%, maturing from 1999 to 2013...      810,714
                                                                    -----------
                                                                     85,810,714
    Less, current maturities......................................      425,260
                                                                    -----------
                                                                    $85,385,454
                                                                    -----------
                                                                    -----------

         The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 9 for the Guarantor Condensed Consolidating Financial Statements.

         The Company has a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million of which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25% (7.75% at March 31, 1999). At March 31, 1999, $6,674,916
was outstanding under the credit facility. At December 31, 1998, there were no amounts outstanding under the credit facility.

         The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5% (7.75% at December 31, 1998 and 7.25% at March 31, 1999). At
December 31, 1998 and March 31, 1999, there was $1,657,500 and $2,632,500, respectively, outstanding under this Canadian line.

7. INCOME TAXES:

         Concurrent with the Acquisition and the Offering, the Company converted its tax status from an S Corporation under Section 1361 of the Internal Revenue Code to a C Corporation status. Since conversion, the Company has been required to pay federal and state corporate income taxes on its taxable income.

         Upon conversion to C status the Company recognized deferred taxes amounting to $882,437 as a deferred tax benefit in 1998 in accordance with the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         The significant components of the provision (benefit) for income taxes are as follows:

                                          Year Ended         Three Months Ended
                                       December 31, 1998       March 31, 1999
                                       -----------------     ------------------
Current:
   Federal..........................       $ 534,973               ($999,855)
   State............................         169,891                (176,445)
   Foreign..........................         293,544                  49,997
                                           ---------             -----------
                                             998,408              (1,126,303)
                                           ---------             -----------
Deferred:
   Federal..........................        (537,001)                     --
   State............................        (117,521)                     --
   Foreign..........................         165,456                      --
                                           ---------             -----------
                                            (489,066)                     --
                                           ---------             -----------
                                           $ 509,342             ($1,126,303)
                                           ---------             -----------
                                           ---------             -----------

         The Company's effective tax rate differs from the federal statutory tax rate for the year ended December 31, 1998 and the three months ended March 31, 1999 as follows:

                                                                                            Year         Three Months
                                                                                            Ended           Ended
                                                                                         December 31,      March 31,
                                                                                            1998            1999
                                                                                         -----------     ------------
Provision (benefit) for income taxes at the federal statutory tax rate.................    34.0%            (34.0%)
State taxes, net of federal tax benefit................................................     7.0              (6.0)
Foreign income taxes in excess of U.S. statutory rate..................................     6.0               1.3
Recognition of deferred tax benefits upon conversion to C status.......................   (56.0)                -
Nondeductible intangibles..............................................................    43.0               8.7
Income not subject to federal and state income tax prior to conversion to C status.....    (7.0)                -
Nondeductible business expense.........................................................     6.0                 -
Nondeductible life insurance...........................................................     4.0                 -
Other, net.............................................................................    (5.0)             (0.3)
                                                                                           ----             ------
                                                                                           32.0%            (30.3%)
                                                                                           ----             ------
                                                                                           ----             ------

         Income (Loss) before income taxes of the Company's Canadian operations was $1,083,430 and $(476,297) for the year ended December 31, 1998 and the three month period ended March 31, 1999 respectively.

8. RELATED PARTY TRANSACTIONS:

         During the three month period ended March 31, 1999, the Company has charged the Henry Wine Group approximately $194,000 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

9. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

         Condensed consolidating financial statements of the Guarantors, from the date of the Acquisition, are combined with the Henry Company and are presented below. Separate financial statements of the Guarantor Subsidiaries are not presented and the Guarantor Subsidiaries are not filing separate reports under the Exchange Act because the Subsidiary Guarantors have fully and unconditionally guaranteed the Senior Notes on a joint and several basis under the guarantees. Company management has determined that separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not material to investors.

         The following summarizes the Condensed Consolidating Financial Statements of the Subsidiary Guarantors subsequent to the date of the Company's acquisition of Monsey Bakor:

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                 AS OF MARCH 31, 1999
                                                       (UNAUDITED)

                                       Henry Company
                                          (Parent
                                        Corporation)                            Consolidated
                                       And Guarantor        Nonguarantor         Elimination      Consolidated
                                        Subsidiaries        Subsidiaries           Entries           Total
                                      ---------------       ------------        ------------      ------------
           ASSETS:
Current assets:
  Cash and cash equivalents...        $ 10,545,120          $   549,745                   --      $ 11,094,865
  Accounts receivable, net....          20,302,413            2,905,913                   --        23,208,326
  Inventories.................          13,989,404            3,494,684                   --        17,484,088
  Receivables from affiliate..           4,596,327              833,337          ($2,698,042)        2,731,622
  Notes receivable............             516,025                   --                   --           516,025
  Prepaid expenses and
   other current assets.......           1,902,510              207,078                   --         2,109,588
  Income tax receivable.......           1,529,292                   --                   --         1,529,292
                                      ------------          -----------         ------------      ------------
      Total current assets....          53,381,091            7,990,757           (2,698,042)       58,673,806
Property and equipment, net...          28,554,575            5,946,679            1,253,261        35,754,515
Investment in subsidiaries....           9,927,256                   --           (9,817,990)          109,266
Cash surrender value
  of life insurance, net......           3,581,353                   --                   --         3,581,353
Intangibles, net..............          31,011,422            2,608,721                   --        33,620,143
Notes receivable..............             356,576                   --                   --           356,576
Note receivable from
  affiliate...................           1,863,072                   --                   --         1,863,072
Other.........................             601,086               30,496                   --           631,582
                                      ------------          -----------         ------------      ------------
Total assets..................        $129,276,431          $16,576,653         ($11,262,771)     $134,590,313
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............        $  9,636,173          $ 2,066,931                   --      $ 11,703,104
  Accrued expenses............           9,555,373              829,647                   --        10,385,020
  Intercompany payables.......             833,337            1,864,705          ($2,698,042)               --
  Income taxes payable........                  --               93,367                   --            93,367
  Notes payable, current
   portion....................             241,960              183,300                   --           425,260
  Borrowings under line
   of credit..................           6,674,916            2,632,500                   --         9,307,416
                                      ------------          -----------         ------------      ------------
    Total current liabilities.          26,941,759            7,670,450           (2,698,042)       31,914,167

Notes payable.................             380,254                5,200                   --           385,454
Environmental reserve.........           3,414,209                   --                   --         3,414,209
Deferred income taxes.........           3,954,841            1,747,292                   --         5,702,133
Deferred warranty revenue.....           2,241,595                   --                   --         2,241,595
Deferred compensation.........           1,028,252                   --                   --         1,028,252
Series B Senior Notes.........          85,000,000                   --                   --        85,000,000
                                      ------------          -----------         ------------      ------------

    Total liabilities.........         122,960,910            9,422,942           (2,698,042)      129,685,810

Redeemable convertible
 preferred stock..............           1,660,874                   --                   --         1,660,874

Common stock.................            4,691,080            7,194,402           (7,194,402)        4,691,080
Additional paid-in
  capital....................            2,622,867                   --                   --         2,622,867
Cumulative translation
  adjustment.................                   --           (1,472,724)             588,000          (884,724)
Accumulated (deficit)
  retained earnings..........           (2,659,300)           1,432,033           (1,958,327)       (3,185,594)
                                      ------------          -----------         ------------      ------------
    Total shareholders'
     equity..................            4,654,647            7,153,711           (8,564,729)        3,243,629
                                      ------------          -----------         ------------      ------------
    Total liabilities and
     shareholders' deficit...         $129,276,431          $16,576,653         ($11,262,771)     $134,590,313
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                   (UNAUDITED)

                                         Henry Company
                                            (Parent
                                          Corporation)                          Consolidated
                                         And Guarantor       Nonguarantor        Elimination      Consolidated
                                         Subsidiaries        Subsidiaries          Entries           Total
                                         -------------       ------------       ------------      ------------
Net sales.............................    $31,667,435        $ 5,549,478        ($1,646,217)      $ 35,570,696
Cost of sales.........................     23,127,080          4,065,994         (1,677,669)        25,515,405
                                         -------------       ------------       ------------      ------------
      Gross profit....................      8,540,355          1,483,484             31,452         10,055,291
Operating expenses:
   Selling, general and
      administrative..................      8,866,279          1,903,423             31,452         10,801,154
   Amortization of intangibles........        850,793             29,298                 --            880,091
                                         -------------       ------------       ------------      ------------
      Operating income (loss).........     (1,176,717)          (449,237)                --         (1,625,954)
Other expense (income):
   Interest expense...................      2,117,565             27,060                 --          2,144,625
   Interest and other income, net.....        (49,809)                --                 --            (49,809)
                                         -------------       ------------       ------------      ------------
      Income (loss) before
        provision (benefit) for
        income taxes..................     (3,244,473)          (476,297)                --         (3,720,770)
Provision (benefit) for income taxes..     (1,176,300)            49,997                 --         (1,126,303)
                                         -------------       ------------       ------------      ------------
    Net income (loss).................    ($2,068,173)         ($526,294)                --        ($2,594,467)
                                         -------------       ------------       ------------      ------------
                                         -------------       ------------       ------------      ------------

                                                            13

                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                  (UNAUDITED)

                                        Henry Company
                                           (Parent
                                         Corporation)                          Consolidated
                                        And Guarantor       Nonguarantor       Elimination        Consolidated
                                        Subsidiaries        Subsidiaries         Entries              Total
                                        -------------       ------------       ------------       ------------
Net cash used in operating
   activities.........................    ($3,479,022)       ($871,735)                  --        ($4,350,757)
                                        -------------       ----------         ------------       ------------
Cash flows from investing
   activities:
   Capital expenditures...............     (1,168,205)        (234,791)                  --         (1,402,996)
   Acquisition of business, net of
      cash acquired...................     (2,655,117)              --                   --         (2,655,117)
   Investment in affiliate............        (14,432)              --                   --            (14,432)
                                        -------------       ----------         ------------       ------------
      Net cash used in investing
        activities....................     (3,837,754)        (234,791)                  --         (4,072,545)
                                        -------------       ----------         ------------       ------------
Cash flows from financing
   activities:
   Net borrowings under
      line-of-credit agreements......       6,674,916          975,000                   --          7,649,916
   Repayments under notes payable
      agreements.....................        (265,337)         (45,825)                  --           (311,162)
   Borrowings under notes payable
      agreements....................          148,737               --                   --            148,737
                                        -------------       ----------         ------------       ------------
      Net cash provided by
        financing activities........        6,558,316          929,175                   --          7,487,491
                                        -------------       ----------         ------------       ------------
      Effect of changes in
        exchange rate on cash and
        cash equivalents............               --            8,000                   --              8,000
                                        -------------       ----------         ------------       ------------
      Net decrease in cash and
        cash equivalents............         (758,460)        (169,351)                  --           (927,811)
Cash and cash equivalents,
   beginning of period..............       11,303,580          719,096                   --         12,022,676
                                        -------------       ----------         ------------       ------------
Cash and cash equivalents,
   end of period....................     $ 10,545,120         $549,745                   --        $11,094,865
                                        -------------       ----------         ------------       ------------
                                        -------------       ----------         ------------       ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

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


                                          Three Months Ended March 31, 1999
                                       ---------------------------------------
                                        Henry         Resin
                                       Coatings     Technology
                                       Division      Division         Total
                                      -----------   ----------     -----------
Net sales                            $ 32,324,287  $ 3,246,409    $ 35,570,696
Gross profit                            9,489,649      565,642      10,055,291
Operating income (Loss)                (1,383,679)    (242,275)     (1,625,954)
Depreciation and amortization           1,769,128       61,880       1,831,008
Total assets                          122,812,201   11,778,112     134,590,313
Capital expenditures                    1,320,463       82,533       1,402,996

         The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for the three months ended March 31, 1999 are as follows:


                                                                  LONG-LIVED
                                                  NET SALES         ASSETS
                                                 -----------     -----------
United States.................................   $30,021,218     $67,330,611
Canada........................................     5,549,478       8,585,896
                                                 -----------     -----------
      Total...................................   $35,570,696     $75,916,507
                                                 -----------     -----------
                                                 -----------     -----------

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

         Concurrent with the Acquisition, the Company conducted a senior note offering (the "Offering") in the aggregate principal amount of $85.0 million, and converted it's tax status from an S Corporation to a C Corporation. Since the conversion, the Company has been required to pay federal and state corporate income taxes on its taxable income.

RESULTS OF OPERATIONS

         SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

                                                          Three Months Ended March 31
                                                                ($ in millions)
                                                    -----------------------------------------
                                                     1998     % of sales    1999   % of sales
                                                    -----------------------------------------
Net sales                                           $14.9       100.0%     $35.6      100.0%
Cost of sales                                         9.8        65.8%      25.5       71.6%
                                                     ----------------------------------------
     Gross Profit                                     5.1        34.2%      10.1       28.4%


Operating expenses:
     Selling, general and administrative              4.2        28.2%      10.8       30.4%
     Amortization of intangibles                       --          --        0.9        2.5%
                                                     ----------------------------------------
     Operating income (Loss)                          0.9         6.0%      (1.6)      (4.5%)
                                                     ----------------------------------------
Interest expense                                      0.3         2.0%       2.1        5.9%
Interest and other income, net                         --          --         --         --
                                                     ----------------------------------------
     Income (loss) before provision
      (benefit) for taxes                             0.6         4.0%      (3.7)     (10.4%)
Provision (benefit) for income taxes                   --          --       (1.1)      (3.1%)
                                                     ----------------------------------------
     Net income (loss)                               $0.6         4.0%     ($2.6)      (7.3%)
                                                     ----------------------------------------
                                                     ----------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1998

NET SALES. The Company's net sales increased to $35.6 million for the three months ended March 31, 1999, an increase of $20.7 million, or 138.9%, from $14.9 million for the three months ended March 31, 1998. The acquisition of Monsey Bakor represented $24.1 million of the increase and was partially offset by a decrease of $3.4 million due primarily to the lack of rainfall in excess of annual averages. The significantly reduced rainfall amounts in much of the western United States in the first quarter of 1999 versus the first quarter of 1998 resulted in decreased sales in both the professional and retail roofing business as the need to repair leaking roofs was not as pronounced.

GROSS PROFIT. The Company's gross profit increased to $10.1 million for the three months ended March 31, 1999, an increase of $5.0 million, or 98.0%, from $5.1 million for the three months ended March 31, 1998. The acquisition of Monsey Bakor represented $5.2 million of the increase. The remaining decrease of $0.2 million was primarily due to decreased net sales as discussed partially offset by a reduction of raw material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue increased to 30.4% for the three months ended March 31, 1999 from 28.2% for the three months ended March 31, 1998. Selling, general and administrative expenses increased to $10.8 million for the three months ended March 31, 1999, an increase of $6.6 million, or 157.1%, from $4.2 million for the three months ended March 31, 1998. The acquisition of Monsey Bakor represented $6.1 million, or 92.4% of the increase. The remaining increase of $0.5 million was primarily due to an increase of selling and general and administrative expenses associated with the Company's continued expansion in the retail and roofing systems segments of the business.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles amounted to $0.9 million for the three months ended March 31, 1999. The increase in amortization expense was primarily due to the amortization of intangible assets created as a result of the acquisition of Monsey Bakor.

OPERATING INCOME (LOSS). Operating income decreased to a loss of $1.6 million for the three months ended March 31, 1999, a decrease of $2.5 million, or 277.8%, from income of $0.9 million for the three months ended March 31, 1998. Operating income as a percentage of net sales decreased to a negative of 4.5% for the three months ended March 31, 1999, from income of 6.0% as a percentage of net sales for the three months ended March 31, 1998. The acquisition of Monsey Bakor represented $0.1 million increase in operating income. The remaining decrease of $2.6 million was primarily attributable to decreased net sales, amortization of intangible assets as a result of the Acquisition and lower sales of higher margined products sold primarily during periods of wet weather.

INTEREST EXPENSE. Interest expense increased to $2.1 million for the three months ended March 31, 1999, an increase of $1.8 million, or 600.0%, from $0.3 million for the three months ended March 31, 1998. The acquisition of Monsey Bakor represented $1.8 million, or 100% of the increase.

PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes of $1.1 million for the three months ended March 31, 1999 is primarily related to the tax benefit associated with the Company's operating loss for the three months ended March 31, 1999. The Company was not subject to income taxes for the three months ended March 31, 1998 which was prior to its tax conversion from an S Corporation to a C Corporation status.

NET INCOME (LOSS). The net loss was $2.6 million for the three months ended March 31, 1999, a decrease of $3.2 million, or 533.3% from the income of $0.6 million for the three months ended March 31, 1998. The acquisition of Monsey Bakor represented $0.1 million, or 3.1% of the decrease. The remaining decrease of $3.1 million was primarily due to increased interest expense incurred to finance the acquisition of Monsey Bakor and other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. Concurrently with the consummation of the Offering and the acquisition of Monsey Baker on April 22, 1998, the Company entered into a new bank credit facility (the "Credit Facility") which provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of March 31, 1999 outstanding balances were $6.7 million for the revolving line of credit facility, and no amounts were outstanding under for the capital expenditure facility. The Company also had $2.6 million outstanding under its Canadian line of credit at March 31, 1999.

Cash flows for the Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         The Company's cash flows from operations were ($4.3) million and $1.0 million for the three months ended March 31, 1999 and 1998, respectively. The decrease from March 31, 1999 to March 31, 1998 of $5.3 million was primarily attributable to increased inventories and receivables related to the Acquisition. Cash from financing activities during the three months ended March 31, 1999 and the three months ended March 31, 1998 was $7.5 million and ($0.6) million, respectively. The increase of $8.1 million from the three months ended March 31, 1998 to the three months ended March 31, 1999 was primarily due to borrowings under the line of credit agreement. Cash flows used in investing activities were ($4.1) million and ($0.4) million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash used in investing activities was due primarily to the acquisition of a business for $2.7 million and an increase in capital expenditures of $1.0 million.

         The Company believes that available cash and cash equivalents, cash generated from operations and available borrowings under the Credit Facility, will be sufficient to finance working capital, capital expenditures, acquisitions, and scheduled principal and interest payments for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company's anticipated working capital, capital expenditure and acquisition financing requirements or that the Company will not require additional financing within this time frame.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Software for Internal Use", which provides guidance on accounting for the cost of computer software developed or obtained for internal use. SOP No. 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted the provisions of SOP No. 98-1 with no material impact on the Company's financial position, results of operations, or cash flows.

         In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-up Activities". SOP No. 98-5, which is effective for fiscal years beginning December 15, 1998, provides guidance on financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has expensed these costs historically, the adoption of this standard did not have a significant impact on the Company's financial position, results of operations, or cash flows.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position, results of operations, or cash flows.

YEAR 2000 MODIFICATIONS

         The Company is not highly dependent on its internal computer systems, and does not generally interact electronically with its customers or suppliers. The Company has been and is currently assessing its computer systems and embedded-technology equipment in order to evaluate what, if any, corrections or modifications may be necessary to respond to potential Year 2000 computer issues. The Company currently expects to complete any necessary corrections or modifications by October 31, 1999. The historical costs of this assessment and correction have been less than $10,000, and future assessment and correction (including replacement) costs are currently estimated to be less than $50,000. The Company relies upon computer systems primarily to invoice its customers, some of whom are billed on an Electronic Data Interchange ("EDI") system. The most reasonably likely risk to the Company for a Year 2000 failure is believed to involve an interruption of this electronic invoicing system. The Company is prepared to invoice its customers manually to respond to such an interruption.

                           SAFE HARBOR STATEMENT

         Investors are cautioned that certain statements contained in this document, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to ratings agencies and bondholders during presentations about the Company are "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995 (the "Act"). Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as "expects," "anticipates," "intends," "plans," "believes,"
"estimates," "hopes," and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined by the Act. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about the Company, economic and market factors and the construction materials industry, among other things. These statements are not guaranties of future performance, and the Company has no specific intention to update these statements.

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

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the notes to the Company's December 31, 1998 audited financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-K.

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

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

          The registrant has filed herewith the following exhibits:

          27 Financial Data Schedule for the three month period ended March 31, 1999 (filed in electronic form only).

          (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarterly period ended March 31, 1999:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 1999                   HENRY COMPANY

                                         /s/ Jeffrey A. Wahba
                                      -------------------------------
                                      By:  JEFFREY A. WAHBA
                                      Its:  Vice President, Secretary
                                      and Chief Financial Officer