Form 10-Q
period 1999-06-30
HENRY CO
filed 1999-08-16
CIK 46916

HENRY CO 10-Q
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended June 30, 1999


                                       OR

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

                       Commission file number 333-59485

                                  HENRY COMPANY
              (Exact Name of Registrant as Specific in Its Charter)

                     California                       95-3618402
            (State or Other Jurisdiction           (I.R.S. Employer
        of Incorporation or Organization)          Identification No.)

             2911 Slauson Avenue, Huntington Park, California 90255
               (Address of Principal Executive Offices) (Zip Code)

 Registrant's Telephone Number, Including Area Code    (323) 583-5000

               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

         Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 1999, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

-------------------------------------------------------------------------------
INTERNET FINANCIAL NETWORK                      HENRY CO 10-Q 05/17/1999 PAGE 1

                                  HENRY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                  JUNE 30, 1999

PART I.   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

 Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999
 (Unaudited).........................................................................................  3

 Consolidated Statements of Operations for the three months and six months ended June 30, 1998 and
 1999 (Unaudited)....................................................................................  4

 Consolidated Statement of Changes in Shareholders' Equity for the six months ended June 30, 1999
 (Unaudited).........................................................................................  5

 Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1999
 (Unaudited).........................................................................................  6

 Notes to Consolidated Financial Statements..........................................................  7

 ITEM 2.   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF
 OPERATIONS.......................................................................................... 16

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................... 22

PART II.  OTHER INFORMATION.......................................................................... 22

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................... 22

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................................... 24

SIGNATURES........................................................................................... 24

PART I.   FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 HENRY COMPANY
 CONSOLIDATED BALANCE SHEETS


                                                                            December 31,              June 30,
                                                                                1998                    1999
                                                                           -------------           -------------
                                                                                                    (unaudited)
                                           ASSETS:
Current assets:
   Cash and cash equivalents .........................................     $  12,022,676           $     372,587
   Trade accounts receivable, net of allowance for
      doubtful accounts of $766,633 and $798,287 for
      1998 and 1999, respectively ....................................        19,798,709              31,511,227
   Inventories .......................................................        14,787,345              17,765,424
   Receivables from affiliate ........................................         2,853,677               2,826,102
   Notes receivable ..................................................           498,059                 526,327
   Prepaid expenses and other current assets .........................         2,449,184               2,612,281
   Income tax receivable .............................................                --               1,799,982
                                                                           -------------           -------------
        Total current assets .........................................        52,409,650              57,413,930

Property and equipment, net ..........................................        35,370,224              37,121,007
Cash surrender value of life insurance, net ..........................         3,469,017               3,983,385
Intangibles, net .....................................................        31,777,329              31,089,272
Notes receivable .....................................................           376,308                 374,737
Note receivable from affiliate .......................................         1,863,072               1,863,072
Other ................................................................           248,200                 278,514
                                                                           -------------           -------------
        Total assets .................................................     $ 125,513,800           $ 132,123,917
                                                                           -------------           -------------
                                                                           -------------           -------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable ..................................................     $   9,640,787           $  14,754,751
   Accrued expenses ..................................................         8,298,365              10,638,212
   Income taxes payable ..............................................           103,094                 469,657
   Notes payable, current portion ....................................           330,224                 349,162
   Borrowings under lines of credit ..................................         1,657,500               4,231,280
                                                                           -------------           -------------
        Total current liabilities ....................................        20,029,970              30,443,062

Notes payable ........................................................           642,915                 375,349
Environmental reserve ................................................         3,432,371               3,391,877
Deferred income taxes ................................................         5,711,071               5,464,297
Deferred warranty revenue ............................................         2,190,938               2,467,746
Deferred compensation ................................................         1,015,565               1,037,553
Series B Senior Notes ................................................        85,000,000              85,000,000
                                                                           -------------           -------------
        Total liabilities ............................................       118,022,830             128,179,884

Commitments and contingencies
Redeemable convertible preferred stock ...............................         1,660,874               1,691,923

Shareholders' equity:
     Common stock ....................................................         4,691,080               4,691,080
     Additional paid-in capital ......................................         2,622,867               2,591,818
     Cumulative translation adjustment ...............................          (892,724)               (578,346)
     Accumulated deficit .............................................          (591,127)             (4,452,442)
                                                                           -------------           -------------
        Total shareholders' equity ...................................         5,830,096               2,252,110
                                                                           -------------           -------------
        Total liabilities and shareholders' equity ...................     $ 125,513,800           $ 132,123,917
                                                                           -------------           -------------
                                                                           -------------           -------------


The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended                      Six Months Ended
                                                                   June 30,                              June 30,
                                                        -------------------------------       -------------------------------
                                                           1998                1999               1998              1999
                                                        ------------       ------------       ------------       ------------
Net sales ........................................      $ 37,174,091       $ 47,122,481       $ 52,107,603       $ 82,693,177
Cost of sales ....................................        26,191,504         33,666,844         36,007,304         59,182,249
                                                        ------------       ------------       ------------       ------------
      Gross profit ...............................        10,982,587         13,455,637         16,100,299         23,510,928

Operating expenses:
      Selling, general and administrative ........         8,411,512         11,828,854         12,604,961         22,630,008
      Amortization of intangibles ................           595,373            897,670            622,213          1,777,761
                                                        ------------       ------------       ------------       ------------
      Operating income (loss) ....................         1,975,702            729,113          2,873,125           (896,841)
Other expense (income):
      Interest expense ...........................         1,776,867          2,340,979          2,099,036          4,485,604
      Interest and other income, net .............          (100,920)           (52,003)          (122,100)          (101,812)
                                                        ------------       ------------       ------------       ------------
      Income (loss) before provision (benefit) for
       income taxes ..............................           299,755         (1,559,863)           896,189         (5,280,633)
Provision (benefit) for income taxes .............          (522,002)          (293,015)          (522,002)        (1,419,318)
                                                        ------------       ------------       ------------       ------------
      Net income (loss) ..........................      $    821,757       ($ 1,266,848)      $  1,418,191       ($ 3,861,315)
                                                        ------------       ------------       ------------       ------------
                                                        ------------       ------------       ------------       ------------

 The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                               AS OF JUNE 30, 1999
                                   (UNAUDITED)


                                           Common Stock
                                       ---------------------                          Cumulative       Retained
                                              Issued                 Additional       Translation      Earnings
                                       Shares         Amount       Paid-in Capital    Adjustment       (Deficit)            Total
                                       -------      ----------     ---------------    ----------       -----------       -----------
Balance, December 31, 1998 .......     227,500      $4,691,080      $ 2,622,867       ($892,724)      ($  591,127)      $ 5,830,096
Accretion on redeemable
  convertible preferred stock ....          --              --          (31,049)             --                --           (31,049)
Comprehensive income (loss):
Net loss .........................          --              --               --              --        (3,861,315)       (3,861,315)
Other comprehensive income:
Change in cumulative
  translation adjustment .........          --              --               --         314,378                --           314,378

Total comprehensive income (loss)           --              --               --              --                --        (3,546,937)
                                       -------      ----------      -----------       ---------       -----------       -----------
  Balance, June 30, 1999 .........     227,500      $4,691,080      $ 2,591,818       ($578,346)      ($4,452,442)      $ 2,252,110
                                       -------      ----------      -----------       ---------       -----------       -----------
                                       -------      ----------      -----------       ---------       -----------       -----------

The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999
                                   (UNAUDITED)


                                                                                        1998                1999
                                                                                     ------------       ------------
Cash flows from operating activities:
   Net income (loss)                                                                 $  1,418,194       ($ 3,861,315)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization                                                     1,028,766          1,653,521
      Provision for doubtful accounts                                                     141,426            244,852
      Deferred income taxes                                                                    --           (248,174)
      Noncompetition and goodwill amortization                                            595,292          1,949,355
      Interest on subordinated shareholder debt                                           176,506                 --
      Gain on disposal of property and equipment                                          (17,000)                --
      Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable                                                              (691,912)       (11,419,951)
        Inventories                                                                    (1,196,601)        (2,590,819)
        Receivables from affiliates                                                      (310,407)            27,575
        Notes receivable                                                                   14,628             12,449
        Cash surrender value of life insurance                                           (344,259)          (207,673)
        Other assets                                                                     (218,744)          (134,381)
        Income tax receivable                                                                  --         (1,799,982)
        Accounts payable and accrued expenses                                            (506,320)         7,266,831
        Deferred warranty revenue                                                          29,516            276,808
        Deferred compensation                                                              23,171             21,988
                                                                                     ------------       ------------
              Net cash provided by (used in) operating activities                         142,253         (8,808,916)
                                                                                     ------------       ------------

Cash flows from investing activities:
   Capital expenditures                                                                  (753,209)        (2,340,304)
   Proceeds from the disposal of property and equipment                                    17,000                 --
   Acquisition of business, net of cash acquired                                      (43,819,000)        (2,613,931)
   Investment in affiliate                                                                 (9,828)           (24,336)
                                                                                     ------------       ------------
              Net cash used in investing activities                                   (44,565,118)        (4,978,571)
                                                                                     ------------       ------------

Cash flows from financing activities:
   Net (repayments) borrowings under line-of-credit agreements                        (14,160,431)         2,446,780
   Repayments under notes payable agreements                                          (11,200,042)          (355,548)
   Borrowings under notes payable agreements                                                4,281            106,920
   Payments on subordinated shareholder debt                                           (5,199,972)                --
   Payments of finance fees for note offering                                          (2,550,000)                --
   Proceeds from Senior Notes                                                          85,000,000                 --
   Proceeds from issuance of common stock                                               2,000,000                 --
   Proceeds from issuance of preferred stock                                              600,000                 --
   Dividends paid                                                                        (800,000)                --
                                                                                     ------------       ------------
              Net cash provided by financing activities                                53,693,836          2,198,152
                                                                                     ------------       ------------
Effect of exchange rate changes on cash and cash equivalents                               92,982            (60,754)
                                                                                     ------------       ------------
              Net increase (decrease) in cash and cash equivalents                      9,363,953        (11,650,089)

Cash and cash equivalents, beginning of period                                            118,857         12,022,676
                                                                                     ------------       ------------
Cash and cash equivalents, end of period                                             $  9,482,810       $    372,587
                                                                                     ------------       ------------
                                                                                     ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)
1. INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 1998 as included in the Company's Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year.

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

         As more fully described in Note 3, the Company's financial statements include the financial results of Monsey Bakor and its subsidiaries which were acquired by the Company on April 22, 1998. The Acquisition was accounted for using the purchase method of accounting and accordingly the results of operations of Monsey Bakor since the acquisition date have been included in the consolidated financial statements of the Company.

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

         In accordance with the requirements of APB Opinion No. 16 "Business Combinations," the following unaudited pro forma summary presents the results of operations of the Company as if the Acquisition and Offering had occurred as of the beginning of the period presented prior to the acquisition date. The pro forma adjustments include the results of operations for Monsey Bakor for the period prior to the acquisition, adjustment for compensation expense in excess of amounts paid under new employment agreements, amortization of intangible assets created as a result of the Acquisition, interest expense on the debt issued as part of the Offering, and related income tax effects. The pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if the Company and Monsey Bakor had been a single entity during the three and six month periods ended June 30, 1998, nor is such information indicative of the results of operations which may occur in the future.

                                           PRO FORMA                   PRO FORMA
                                         SIX MONTHS ENDED         THREE MONTHS ENDED
                                          JUNE 30, 1998             MARCH 31, 1998
                                           (UNAUDITED)               (UNAUDITED)
                                          -------------            -------------
Net sales...........................      $85,947,603              $ 36,378,512
                                          ------------             ------------
                                          ------------             ------------
Net loss............................         ($916,312)            ($1,602,712)
                                          ------------             ------------
                                          ------------             ------------


4. INVENTORIES:

         Inventories consist of the following:


                                              December 31,         June 30,
                                                  1998              1999
                                              ------------      -------------
Raw materials............................     $ 7,240,227       $ 9,083,713
Finished goods...........................       7,547,118         8,681,711
                                               ----------       -----------
                                              $14,787,345       $17,765,424
                                               ----------       -----------
                                               ----------       -----------

5. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:


                                                 December 31,      June 30,
                                                     1998            1999
                                                ------------    -------------
Buildings.....................................  $13,634,579       $14,489,236
Machinery and equipment.......................   23,898,403        24,169,692
Office furniture and equipment................    3,241,389         4,260,606
Automotive equipment..........................    1,635,230         1,673,758
Leasehold improvements........................    3,145,244         3,149,376
Other.........................................      330,695           330,695
                                                -----------       -----------
                                                 45,885,540        48,073,363
Less, accumulated depreciation and
    amortization..............................   16,338,442        18,306,980
                                                -----------       -----------
                                                 29,547,098        29,766,383
Land..........................................    3,298,139         3,514,477
Construction-in-progress......................    2,524,987         3,840,147
                                                -----------       -----------
                                                $35,370,224       $37,121,007
                                                -----------       -----------
                                                -----------       -----------


6. LONG-TERM DEBT AND CREDIT FACILITIES:

         In April 1998 the Company privately issued and sold $85,000,000 of Series B Senior Notes (the "Senior Notes") due in 2008. Interest on the Notes is payable semi-annually at 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Henry Company bank debt, (ii) retire existing Henry Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor's then-existing bank debt with (v) the remainder providing additional working capital.

         Long-term debt consists of the following at June 30, 1999:


Long-Term debt consists of the following at June 30, 1999:

    10.0% Series B Senior Notes due 2008..........................  $85,000,000
    Various term notes payable to third parties with interest
     rates ranging from 6% to 9.25%, maturing from 1999 to 2013...      724,511
                                                                    -----------
                                                                     85,724,511
    Less, current maturities......................................      349,162
                                                                    -----------
                                                                    $85,375,349
                                                                    -----------
                                                                    -----------

         The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 9 for the Guarantor Condensed Consolidating Financial Statements.

         The Company has a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million of which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25% (8.00% at June 30, 1999). At June 30, 1999, $1,108,340 was outstanding under the credit facility. At December 31, 1998, there were no amounts outstanding under the credit facility.

         The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5% (7.75% at December 31, 1998 and 7.25% at June 30, 1999). At December 31, 1998
and June 30, 1999, there was $1,657,500 and $3,122,940, respectively, outstanding under this Canadian line.

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

         The significant components of the provision (benefit) for income taxes for the six months ended June 30, 1999 are as follows:



                                        Six Months Ended
                                          June 30, 1999
                                       ------------------
Current:
   Federal..........................     ($1,186,247)
   State............................        (209,337)
   Foreign..........................         268,846
                                         -----------
                                          (1,126,738)
                                         -----------
Deferred:
   Federal..........................        (229,740)
   State............................         (62,840)
   Foreign..........................              --
                                         -----------
                                            (292,580)
                                         -----------
                                         ($1,419,318)
                                         -----------
                                         -----------

         The Company's effective tax rate differs from the federal statutory tax rate for six months ended June 30, 1999 as follows:



                                                                                         Six Months
                                                                                           Ended
                                                                                          June 30,
                                                                                            1999
                                                                                        ------------
Provision (benefit) for income taxes at the federal statutory tax rate..............      (34.0%)
State taxes, net of federal tax benefit.............................................       (6.0)
Foreign income taxes in excess of U.S. statutory rate...............................        5.1
Nondeductible intangibles...........................................................        9.2
Other, net..........................................................................       (1.2)
                                                                                          ------
                                                                                          (26.9%)
                                                                                          ------
                                                                                          ------


         Income (Loss) before income taxes of the Company's Canadian operations was $1,083,430 and ($532,286) for the year ended December 31, 1998 and the six month period ended June 30, 1999 respectively.

8. RELATED PARTY TRANSACTIONS:

         During the three month period ended June 30, 1999, the Company has charged the Henry Wine Group approximately $388,000 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

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

         The following summarizes the Condensed Consolidating Financial Statements of the Subsidiary Guarantors subsequent to the date of the Company's acquisition of Monsey Bakor:

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               AS OF JUNE 30, 1999
                                   (UNAUDITED)


                                       Henry Company
                                          (Parent
                                        Corporation)                            Consolidated
                                       And Guarantor        Nonguarantor         Elimination      Consolidated
                                        Subsidiaries        Subsidiaries           Entries           Total
                                      ---------------       ------------        ------------      ------------
           ASSETS:
Current assets:
  Cash and cash equivalents...        $    370,717          $     1,870                   --      $    372,587
  Accounts receivable, net....          27,150,925            4,360,302                   --        31,511,227
  Inventories.................          13,452,664            4,312,760                   --        17,765,424
  Receivables from affiliate..           5,243,665            1,290,811          ($3,708,374)        2,826,102
  Notes receivable............             526,327                   --                   --           526,327
  Prepaid expenses and
   other current assets.......           2,392,105              220,176                   --         2,612,281
  Income tax receivable.......           1,799,982                   --                   --         1,799,982
                                      ------------          -----------         ------------      ------------
      Total current assets....          50,936,385           10,185,919           (3,708,374)       57,413,930
Property and equipment, net...          30,908,554            6,212,453                   --        37,121,007
Investment in subsidiaries....           8,683,899                   --           (8,564,729)          119,170
Cash surrender value
  of life insurance, net......           3,983,385                   --                   --         3,983,385
Intangibles, net..............          28,395,163            2,694,109                   --        31,089,272
Notes receivable..............             374,737                   --                   --           374,737
Note receivable from
  affiliate...................           1,863,072                   --                   --         1,863,072
Other.........................             126,927               32,417                   --           159,344
                                      ------------          -----------         ------------      ------------
Total assets..................        $125,272,122          $19,124,898         ($12,273,103)     $132,123,917
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

   LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............        $ 11,512,992          $ 3,241,759                   --      $ 14,754,751
  Accrued expenses............           9,811,303              826,909                   --        10,638,212
  Intercompany payables.......           1,290,811            2,417,563          ($3,708,374)               --
  Income taxes payable........              88,000              381,657                   --           469,657
  Notes payable, current
   portion....................             200,143              149,019                   --           349,162
  Borrowings under line
   of credit..................           1,108,340            3,122,940                   --         4,231,280
                                      ------------          -----------         ------------      ------------
    Total current liabilities.          24,011,589           10,139,847           (3,708,374)       30,443,062

Notes payable.................             375,349                   --                   --           375,349
Environmental reserve.........           3,391,877                   --                   --         3,391,877
Deferred income taxes.........           3,663,661            1,800,636                   --         5,464,297
Deferred warranty revenue.....           2,467,746                   --                   --         2,467,746
Deferred compensation.........           1,037,553                   --                   --         1,037,553
Series B Senior Notes.........          85,000,000                   --                   --        85,000,000
                                      ------------          -----------         ------------      ------------

    Total liabilities.........         119,947,775           11,940,483           (3,708,374)      128,179,884

Redeemable convertible
 preferred stock..............           1,691,923                   --                   --         1,691,923

Common stock.................            4,691,080            7,194,402           (7,194,402)        4,691,080
Additional paid-in
  capital....................            2,591,818                   --                   --         2,591,818
Cumulative translation
  adjustment.................                   --           (1,166,346)             588,000          (578,346)
Accumulated (deficit)
  retained earnings..........           (3,650,474)           1,156,359           (1,958,327)       (4,452,442)
                                      ------------          -----------         ------------      ------------
    Total shareholders'
     equity..................            3,632,424            7,184,415           (8,564,729)        2,252,110
                                      ------------          -----------         ------------      ------------
    Total liabilities and
     shareholders' deficit...         $125,272,122          $19,124,898         ($12,273,103)     $132,123,917
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

9.       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS: (CONTINUED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)


                                         Henry Company
                                            (Parent
                                          Corporation)                          Consolidated
                                         And Guarantor       Nonguarantor        Elimination      Consolidated
                                         Subsidiaries        Subsidiaries          Entries           Total
                                         -------------       ------------       ------------      ------------
Net sales.............................    $72,468,103        $13,416,077        ($3,191,003)     $ 82,693,177
Cost of sales.........................     52,642,513          9,793,643         (3,253,907)       59,182,249
                                         -------------       ------------       ------------      ------------
      Gross profit....................     19,825,590          3,622,434             62,904        23,510,928
Operating expenses:
   Selling, general and
      administrative..................     18,547,421          4,019,683             62,904         22,630,008
   Amortization of intangibles........      1,719,165             58,596                 --          1,777,761
                                         -------------       ------------       ------------      ------------
      Operating income (loss).........       (440,996)          (455,845)                --           (896,841)
Other expense (income):
   Interest expense...................      4,409,163             76,441                 --          4,485,604
   Interest and other income, net.....       (101,812)                --                 --           (101,812)
                                         -------------       ------------       ------------      ------------
      Income (loss) before
        provision (benefit) for
        income taxes..................     (4,748,347)          (532,286)                --         (5,280,633)
Provision (benefit) for income taxes..     (1,689,000)           269,682                 --         (1,419,318)
                                         -------------       ------------       ------------      ------------
    Net income (loss).................    ($3,059,347)         ($801,968)                --        ($3,861,315)
                                         -------------       ------------       ------------      ------------
                                         -------------       ------------       ------------      ------------

9.       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS: (CONTINUED)

               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

               FOR THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)


                                        Henry Company
                                           (Parent
                                         Corporation)                          Consolidated
                                        And Guarantor       Nonguarantor       Elimination        Consolidated
                                        Subsidiaries        Subsidiaries         Entries              Total
                                        -------------       ------------       ------------       ------------
Net cash used in operating
   activities.........................    ($7,164,660)      ($1,644,256)                --        ($8,808,916)
                                        -------------       ----------         ------------       ------------
Cash flows from investing activities:
   Capital expenditures...............     (1,947,954)        (392,350)                  --         (2,340,304)
   Proceeds from the disposal of
      property and equipment..........       --                   --                  --                   --
   Acquisition of business, net of
      cash acquired...................     (2,613,931)              --                   --         (2,613,931)
   Investment in affiliate............        (24,336)              --                   --            (24,336)
                                        -------------       ----------         ------------       ------------
      Net cash used in investing
        activities....................     (4,586,221)        (392,350)                  --         (4,978,571)
                                        -------------       ----------         ------------       ------------
Cash flows from financing
   activities:
   Net borrowings under
      line-of-credit agreements......         981,340         1,465,440                  --          2,446,780
   Repayments under notes payable
      agreements.....................        (270,242)         (85,306)                  --           (355,548)
   Borrowings under notes payable
      agreements....................          106,920               --                   --            106,920
                                        -------------       ----------         ------------       ------------
      Net cash provided by
        financing activities........          818,018        1,380,134                   --          2,198,152
                                        -------------       ----------         ------------       ------------
      Effect of changes in
        exchange rate on cash and
        cash equivalents............               --          (60,754)                  --            (60,754)
                                        -------------       ----------         ------------       ------------
      Net decrease in cash and
        cash equivalents............      (10,932,863)        (717,226)                  --        (11,650,089)
Cash and cash equivalents,
   beginning of period..............       11,303,580          719,096                   --         12,022,676
                                        -------------       ----------         ------------       ------------
Cash and cash equivalents,
   end of period....................     $    370,717         $  1,870                   --           $372,587
                                        -------------       ----------         ------------       ------------
                                        -------------       ----------         ------------       ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

GENERAL. The Company manages its business through two reportable segments or primary business units with separate management teams, infrastructures, marketing strategies and customers. The Company's reportable segments are: the Henry Coatings Division, which develops, manufactures and markets roof and driveway coatings and paving products, industrial emulsions, air barriers, and specialty products; and the Resin Technology Division, which develops, manufactures and sells polyurethane foam for roofing and commercial construction. The Company evaluates the performance of its operating segments based on net sales, gross profit and operating income. Intersegment sales and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown below.




                                        Six Months Ended June 30, 1999
                                ---------------------------------------------
                                   Henry           Resin
                                  Coatings        Technology
                                  Division         Division          Total
                                ------------     -----------     ------------
Net sales                       $ 74,525,048     $ 8,168,129     $ 82,693,177
Gross profit                      22,076,552       1,434,376       23,510,928
Operating income (Loss)             (962,450)         65,609         (896,841)
Depreciation and amortization      3,475,993         126,883        3,602,876
Total assets                     118,617,654      13,506,263      132,123,917
Capital expenditures               2,209,863         130,441        2,340,304


         The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations 1999 are as follows:




                                               Six Months Ended
                                                June 30, 1999
                                             ---------------------
                                              Net      Long-Lived
                                             Sales       Assets
United States......................       $69,277,100  $65,803,425
Canada.............................        13,416,077    8,906,562
                                          -----------  -----------
      Total........................        82,693,177   74,709,987
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

RESULTS OF OPERATIONS

         SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:



                                               Three Months Ended June 30                      Six Months Ended June 30
                                                    ($ in millions)                                     ($ in millions)
                                        -----------------------------------------     ---------------------------------------------
                                         1998     % of sales    1999   % of sales           1998     % of sales    1999   % of sales
                                        -----------------------------------------     ---------------------------------------------
Net sales                              $ 37.2       100.0%     $47.1      100.0%           $ 52.1       100.0%     $82.7   100.0%
Cost of sales                            26.2        70.4%      33.7       71.5%             36.0        69.1%      59.2    71.6%
     Gross Profit                        11.0        29.6%      13.4       28.5%             16.1        30.9%      23.5    28.4%
Operating expenses:
     Selling, general and administrative  8.4        22.6%      11.8       25.1%             12.6        24.2%      22.6    27.3%
     Amortization of intangibles          0.6         1.6%       0.9        1.9%              0.6         1.2%       1.8     2.2%
                                         ----------------------------------------    -----------------------------------------------
     Operating income (Loss)              2.0         5.4%       0.7        1.5%              2.9         5.6%      (0.9)   (1.1%)
                                         ---------------------------------------     -----------------------------------------------
Interest expense                          1.8         4.8%       2.3        4.9%              2.1         4.0%       4.5     5.4%
Interest and other income, net           (0.1)       (0.3%)      0.0        0.0%             (0.1)       (0.2)%     (0.1)   (0.1)%
                                         ----------------------------------------    -----------------------------------------------
     Income (loss) before provision
      (benefit) for taxes                 0.3         0.8%      (1.6)      (3.4%)             0.9         1.7%      (5.3)   (6.4%)
Provision (benefit) for income taxes     (0.5)       (1.3)%     (0.3)      (0.6%)            (0.5)       (1.0)%     (1.4)   (1.7%)
                                         ----------------------------------------    -----------------------------------------------
     Net income (loss)                   $0.8         2.2%     ($1.3)      (2.8%)            $1.4         2.7%     ($3.9)   (4.7%)
                                         ----------------------------------------   ------------------------------------------------
                                         ----------------------------------------    -----------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

NET SALES. The Company's net sales increased to $47.1 million for the three months ended June 30, 1999, an increase of $9.9 million, or 26.6%, from $37.2 million for the three months ended June 30, 1998. The increase was primarily due to the acquisition of Monsey Bakor in 1998 with the quarter ended June 30, 1998 including two months of Monsey Bakor sales as compared to a full quarter of combined operations for the quarter ended June 30, 1999.

GROSS PROFIT. The Company's gross profit increased to $13.4 million for the three months ended June 30, 1999, an increase of $2.4 million, or 21.8%, from $11.0 million for the three months ended June 30, 1998. Gross profit decreased as a percentage of net sales to 28.5% for the three months ended June 30, 1999 from 29.6% for the three months ended June 30, 1998. The percentage decrease was largely attributable to the acquisition of Monsey Bakor with lower gross profit margins and an increase in raw material prices.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue increased to 25.1% for the three months ended June 30, 1999 from 22.6% for the three months ended June 30, 1998. Selling, general and administrative expenses increased to $11.8 million for the three months ended June 30, 1999, an increase of $3.4 million, or 40.5%, from $8.4 million for the three months ended June 30, 1998. The increase of $3.4 million was primarily due to the acquisition of Monsey Bakor. In addition, selling and marketing expenses increased to support the Company's continued expansion in the retail and professional roofing segments of the business.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles amounted to $0.9 million for the three months ended June 30, 1999. The increase in amortization expense was primarily due to the amortization of intangible assets created as a result of the acquisition of Monsey Bakor.

OPERATING INCOME (LOSS). Operating income decreased to $0.7 million for the three months ended June 30, 1999, a decrease of $1.3 million, or 65.0%, from income of $2.0 million for the three months ended June 30, 1998. Operating income as a percentage of net sales decreased to 1.5% for the three months ended June 30, 1999, from income of 5.4% as a percentage of net sales for the three months ended June 30, 1998. The decrease of $1.3 million was primarily attributable to increased selling, general and administrative costs, amortization of intangible assets as a result of the acquisition of Monsey Bakor and lower sales of higher margined products sold primarily during periods of wet weather.

INTEREST EXPENSE. Interest expense increased to $2.3 million for the three months ended June 30, 1999, an increase of $0.5 million, or 27.8%, from $1.8 million for the three months ended June 30, 1998, primarily as a result of the interest incurred on the Senior Notes used to finance the Monsey Bakor acquisitions.

PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes of $0.3 million for the three months ended June 30, 1999 is primarily related to the tax benefit associated with the Company's operating loss for the three months ended June 30, 1999 net of the effects of the nondeductible intangible amortization.

NET INCOME (LOSS). The net loss was $1.3 million for the three months ended June 30, 1999, a decrease of $2.1 million, or 262.5% from the net income of $0.8 million for the three months ended June 30, 1998. The decrease of $2.1 million was primarily due to interest expense incurred to finance the acquisition of Monsey Bakor and other factors discussed above.

FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

NET SALES. The Company's net sales increased to $82.7 million for the six months ended June 30, 1999, an increase of $30.6 million, or 58.7%, from $52.1 million for the six months ended June 30, 1998. The increase was primarily due to the acquisition of Monsey Bakor which occurred April 22, 1998.

GROSS PROFIT. The Company's gross profit increased to $23.5 million for the six months ended June 30, 1999, an increase of $7.4 million, or 46.0%, from $16.1 million for the six months ended June 30, 1998. Gross profit decreased as a percentage of net sales to 28.4% for the six months ended June 30, 1999 from 30.9% for the six months ended June 30, 1998. The percentage decrease was attributable to a higher proportion of increased sales of lower margin products as a result of mild winters in both the western and eastern parts of the United States and to an increase in raw material prices as well as the acquisition of Monsey Bakor.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue increased to 27.3% for the six months ended June 30, 1999 from 24.2% for the six months ended June 30, 1998. Selling, general and administrative expenses increased to $22.6 million for the six months ended June 30, 1999, an increase of $10.0 million, or 79.4%, from $12.6 million for the six months ended June 30, 1998. The increase of $10.0 million was primarily due to the acquisition of Monsey Bakor and an increase of selling, general and administrative expenses associated with the Company's continued expansion in the retail and professional roofing segments of the business.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles amounted to $1.8 million for the six months ended June 30, 1999. The increase in amortization expense was primarily due to the amortization of intangible assets created as a result of the acquisition of Monsey Bakor.

OPERATING INCOME (LOSS). Operating income decreased to a loss of $0.9 million for the six months ended June 30, 1999, a decrease of $3.8 million, or 131.0%, from income of $2.9 million for the six months ended June 30, 1998. Operating income as a percentage of net sales decreased to a negative of 1.1% for the six months ended June 30, 1999, from income of 5.6% as a percentage of net sales for the six months ended June 30, 1998. The decrease of $3.8 million was primarily attributable to amortization of intangible assets as a result of the acquisition of Monsey Bakor, lower sales of higher margin products sold primarily during periods of wet weather and higher selling and marketing expenses to support the Company's business expansion.

INTEREST EXPENSE. Interest expense increased to $4.5 million for the six months ended June 30, 1999, an increase of $2.4 million, or 114.3%, from $2.1 million for the six months ended June 30, 1998. Primarily as a result of the interest incurred on the Senior Notes used to finance the Monsey Bakor acquisition.

PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes of $1.4 million for the six months ended June 30, 1999 is primarily related to the tax benefit associated with the Company's operating loss for the six months ended June 30, 1999, net of the effects of the nondeductible intangible amortization.

NET INCOME (LOSS). The net loss was $3.9 million for the six months ended June 30, 1999, a decrease of $5.3 million, or 378.6% from the income of $1.4 million for the six months ended June 30, 1998. The decrease of $5.3 million was primarily due to interest expense incurred to finance the acquisition of Monsey Bakor and other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. Concurrently with the consummation of the Offering and the acquisition of Monsey Baker on April 22, 1998, the Company entered into a new bank credit facility (the "Credit Facility") which provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of June 30, 1999 outstanding balances were $1.1 million for the revolving line of credit facility and no amounts were outstanding under for the capital expenditure facility. The Company also had $3.1 million outstanding under its Canadian line of credit at June 30, 1999.

CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         The Company's cash flows from operations were ($8.8) million and $0.1 million for the six months ended June 30, 1999 and 1998, respectively. The decrease from June 30, 1999 to June 30, 1998 of $8.9 million was primarily attributable to increased inventories and receivables Cash flows used in investing activities were ($5.0) million and ($44.6) million for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash used in investing activities was due primarily to the acquisition of Monsey Bakor which occurred on April 22, 1998. Cash from financing activities during the six months ended June 30, 1999 and the six months ended June 30, 1998 was $2.2 million and $53.7 million, respectively. The decrease of $51.5 million from the six months ended June 30, 1998 to the six months ended June 30, 1999 was primarily due to proceeds from the issuance of the Senior Notes net of debt repayments.

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

YEAR 2000 MODIFICATIONS

         The Company is not highly dependent on its internal computer systems. The Company has been and is currently assessing its computer systems and embedded-technology equipment in order to evaluate what, if any, corrections or modifications may be necessary to respond to potential Year 2000 computer issues. The Company currently expects to complete any necessary corrections or modifications by October 31, 1999. The historical costs of this assessment and correction have been less than $10,000, and future assessment and correction (including replacement) costs are currently estimated to be less than $75,000. The Company relies upon computer systems primarily to invoice its customers, some of whom are billed on an Electronic Data Interchange ("EDI") system. The most reasonably likely risk to the Company for a Year 2000 failure is believed to involve an interruption of this electronic invoicing system. The Company is prepared to invoice its customers manually to respond to such an interruption.

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

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The registrant has filed herewith the following exhibits:

    27   Financial Data Schedule for the six month period ended June 30, 1999
          (filed in electronic form only).

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

Date: August 16, 1999                   HENRY COMPANY

                           /s/ Jeffrey A. Wahba
                           ------------------------------------
                           By:  JEFFREY A. WAHBA
                           Its:  Vice President, Secretary
                           and Chief Financial Officer