Form 10-Q
period 1999-09-30
HENRY CO
filed 1999-11-15
CIK 46916

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 1999

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

         Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 15, 1999, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

                                  HENRY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 1999


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS
  Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999 (Unaudited) ................................     3

  Consolidated Statements of Operations for the three months and nine months ended September 30, 1998 and
    1999 (Unaudited) ....................................................................................................     4

  Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September 30, 1999 (Unaudited) ....     5

  Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1999 (Unaudited)..     6

  Notes to Consolidated Financial Statements ............................................................................     7

  ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS .......................    15

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................................................    21

PART II. OTHER INFORMATION ..............................................................................................    21

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........................................................    21

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ..............................................................................    22

SIGNATURES ..............................................................................................................    23


PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

 HENRY COMPANY
 CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,        September 30,
                                                                                                    1998                1999
                                                                                                ------------       -------------
                                                                                                                    (unaudited)
                                           ASSETS:
Current assets:
   Cash and cash equivalents..................................................................  $ 12,022,676       $  1,034,337
   Trade accounts receivable, net of allowance for
      doubtful accounts of $766,633 and $1,113,508 for
      1998 and 1999, respectively.............................................................    19,798,709         33,877,368
   Inventories................................................................................    14,787,345         17,283,381
   Receivables from affiliate.................................................................     2,853,677          2,921,830
   Notes receivable...........................................................................       498,059            530,654
   Prepaid expenses and other current assets..................................................     2,449,184          3,613,243
   Income tax receivable......................................................................             -            413,597
                                                                                                ------------       ------------
        Total current assets..................................................................    52,409,650         59,674,410

Property and equipment, net...................................................................    35,370,224         36,612,079
Cash surrender value of life insurance, net...................................................     3,469,017          4,078,721
Intangibles, net..............................................................................    31,777,329         30,303,353
Notes receivable..............................................................................       376,308            359,648
Note receivable from affiliate................................................................     1,863,072          1,863,072
Other.........................................................................................       248,200            281,212
                                                                                                ------------       ------------
        Total assets..........................................................................  $125,513,800       $133,172,495
                                                                                                ------------       ------------
                                                                                                ------------       ------------
                            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable...........................................................................  $  9,640,787       $ 13,745,927
   Accrued expenses...........................................................................     8,298,365         11,929,198
   Income taxes payable.......................................................................       103,094              --
   Notes payable, current portion.............................................................       330,224            260,954
   Borrowings under lines of credit...........................................................     1,657,500          4,994,546
                                                                                                ------------       ------------
        Total current liabilities.............................................................    20,029,970         30,930,625

Notes payable.................................................................................       642,915            370,339
Environmental reserve.........................................................................     3,432,371          3,377,566
Deferred income taxes.........................................................................     5,711,071          5,314,112
Deferred warranty revenue.....................................................................     2,190,938          2,482,988
Deferred compensation.........................................................................     1,015,565          1,053,021
Series B Senior Notes.........................................................................    85,000,000         85,000,000
                                                                                                ------------       ------------
        Total liabilities.....................................................................   118,022,830        128,528,651

Commitments and contingencies
Redeemable convertible preferred stock........................................................     1,660,874          1,727,876

Shareholders' equity:
     Common stock.............................................................................     4,691,080          4,691,080
     Additional paid-in capital...............................................................     2,622,867          2,555,865
     Cumulative translation adjustment........................................................      (892,724)          (471,039)
     Accumulated deficit......................................................................      (591,127)        (3,859,938)
                                                                                                ------------       ------------
        Total shareholders' equity............................................................     5,830,096          2,915,968
                                                                                                ------------       ------------
        Total liabilities and shareholders' equity............................................  $125,513,800       $133,172,495
                                                                                                ------------       ------------
                                                                                                ------------       ------------

The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                              --------------------------    ---------------------------
                                                  1998           1999          1998            1999
                                              -----------    -----------    ------------   ------------
Net sales...................................  $56,796,945    $54,796,067    $108,904,548   $137,489,244
Cost of sales...............................   39,084,335     36,621,353      75,091,639     95,803,602
                                              -----------    -----------    ------------   ------------
      Gross profit..........................   17,712,610     18,174,714      33,812,909     41,685,642

Operating expenses:
      Selling, general and administrative...   11,601,041     13,318,471      24,206,002     35,948,479
      Amortization of intangibles...........      763,087        906,460       1,385,300      2,684,221
                                              -----------    -----------    ------------   ------------
      Operating income......................    5,348,482      3,949,783       8,221,607      3,052,942
Other expense (income):
      Interest expense......................    2,237,689      2,304,130       4,336,725      6,789,734
      Interest and other income, net........      (61,711)       (54,167)       (183,811)      (155,979)
                                              -----------    -----------    ------------   ------------
      Income (loss) before provision (benefit)
       for income taxes.....................    3,172,504      1,699,820       4,068,693     (3,580,813)
Provision (benefit) for income taxes........    1,554,902      1,107,316       1,032,900       (312,002)
                                              -----------    -----------    ------------   ------------
      Net income (loss).....................  $ 1,617,602    $   592,504    $  3,035,793   $ (3,268,811)
                                              -----------    -----------    ------------   ------------
                                              -----------    -----------    ------------   ------------


The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            AS OF SEPTEMBER 30, 1999
(UNAUDITED)


                                         Common Stock
                                    --------------------                             Cumulative       Retained
                                    Issued                         Additional       Translation       Earnings
                                    Shares        Amount        Paid-in Capital      Adjustment       (Deficit)          Total
                                    -------     ----------      ---------------     -----------      -----------       ----------
Balance, December 31, 1998......    227,500     $4,691,080       $ 2,622,867        ($892,724)         ($591,127)      $5,830,096
Accretion on redeemable
   convertible preferred stock..       --            --              (67,002)            --                --             (67,002)
Comprehensive income (loss):
   Net loss.....................       --            --                 --               --           (3,268,811)      (3,268,811)
   Other comprehensive income:
      Change in cumulative
        translation adjustment..       --            --                 --            421,685              --             421,685
                                                                                                                       ----------
Total comprehensive
   income (loss)................       --            --                 --               --                --          (2,847,126)
                                    -------     ----------      ---------------     -----------      -----------       ----------
Balance, September 30, 1999.....    227,500     $4,691,080       $ 2,555,865        ($471,039)       ($3,859,938)      $2,915,968
                                    -------     ----------      ---------------     -----------      -----------       ----------
                                    -------     ----------      ---------------     -----------      -----------       ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)


                                                                                                    1998                1999
                                                                                                -----------           ----------
Cash flows from operating activities:
   Net income (loss)......................................................................      $ 3,035,793          ($3,268,811)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation and amortization.......................................................        1,934,585            2,458,833
      Provision for doubtful accounts.....................................................          218,764              399,280
      Deferred income taxes...............................................................             --               (398,359)
      Noncompetition and goodwill amortization............................................        1,385,300            2,890,980
      Interest on subordinated shareholder debt...........................................          176,506                 --
      Gain on disposal of property and equipment..........................................         (138,262)              (1,625)
      Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable...............................................................       (5,440,118)         (13,940,520)
        Inventories.......................................................................         (759,449)          (2,108,776)
        Receivables from affiliates.......................................................         (439,861)             (68,153)
        Notes receivable..................................................................          171,944               23,211
        Cash surrender value of life insurance............................................         (663,601)            (303,009)
        Other assets......................................................................         (794,488)          (1,136,621)
        Income tax receivable.............................................................             --               (413,597)
        Accounts payable and accrued expenses.............................................        5,015,245            7,065,025
        Deferred warranty revenue.........................................................          118,375              292,050
        Deferred compensation.............................................................          (12,969)              37,456
                                                                                                -----------           ----------
              Net cash provided by (used in) operating activities.........................        3,807,764           (8,472,636)
                                                                                                -----------           ----------

Cash flows from investing activities:
   Capital expenditures...................................................................       (1,361,499)          (2,868,683)
   Proceeds from the disposal of property and equipment...................................          178,212                1.625
   Acquisition of business, net of cash acquired..........................................      (43,819,000)          (2,613,931)
   Investment in affiliate................................................................          (19,582)             (25,756)
                                                                                                -----------           ----------
              Net cash used in investing activities.......................................      (45,021,869)          (5,506,745)
                                                                                                -----------           ----------

Cash flows from financing activities:
   Net (repayments) borrowings under line-of-credit agreements............................      (14,157,186)           3,210,046
   Repayments under notes payable agreements..............................................      (11,364,189)            (409,717)
   Borrowings under notes payable agreements..............................................            4,281               67,871
   Payments on subordinated shareholder debt..............................................       (5,199,972)                --
   Payments of finance fees for note offering..............................................      (2,550,000)                --
   Proceeds from Senior Notes.............................         ........................      85,000,000                 --
   Proceeds from issuance of common stock..................................................       2,000,000                 --
   Proceeds from issuance of preferred stock...............................................         600,000                 --
   Dividends paid.........................................................................         (800,000)                --
                                                                                                -----------           ----------
              Net cash provided by financing activities.........................                 53,532,934            2,868,200
                                                                                                -----------           ----------
Effect of exchange rate changes on cash and cash equivalents..............................         (797,220)             122,842
                                                                                                -----------           ----------
              Net increase (decrease) in cash and cash equivalents........................       11,521,609          (10,988,339)

Cash and cash equivalents, beginning of period............................................          118,857           12,022,676
                                                                                                -----------           ----------
Cash and cash equivalents, end of period..................................................      $11,640,466           $1,034,337
                                                                                                -----------           ----------
                                                                                                -----------           ----------


The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                   (UNAUDITED)
1. INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 1998 as included in the Company's Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full fiscal year.

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

         In April 1998, the AICPA issued SOP No. 98-5 "Reporting on the Costs of Start-up Activities". SOP No. 98-5, which is effective for fiscal years beginning after December 15, 1998 and provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. As the Company has historically expensed these costs, the adoption of this standard did not have a significant impact on the Company's financial position, results of operations, or cash flows.

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

                             NINE MONTHS ENDED
                             SEPTEMBER 30, 1998
-----------------------------------------------------------------------------
Net Sales                       $142,744,548
                                ------------
                                ------------
Net Income                        $1,169,934
                                ------------
                                ------------
-----------------------------------------------------------------------------

4. INVENTORIES:

         Inventories consist of the following:


                                              December 31,      September 30,
                                                  1998              1999
                                              ------------      -------------
Raw materials............................     $ 7,240,227       $ 5,056,246
Finished goods...........................       7,547,118        12,227,135
                                              -----------       -----------
                                              $14,787,345       $17,283,381
                                              -----------       -----------
                                              -----------       -----------


5. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:


                                                 December 31,     September 30,
                                                     1998            1999
                                                -------------    -------------
Buildings.....................................  $13,634,579      $ 14,123,430
Machinery and equipment.......................   23,898,403        24,430,950
Office furniture and equipment................    3,241,389         4,379,804
Automotive equipment..........................    1,635,230         1,653,759
Leasehold improvements........................    3,145,244         3,149,376
Other.........................................      330,695           330,695
                                                -------------    -------------
                                                 45,885,540        48,068,014
Less, accumulated depreciation and
    amortization..............................   16,338,442        19,322,999
                                                -------------    -------------
                                                 29,547,098        28,745,015
Land..........................................    3,298,139         3,514,477
Construction-in-progress......................    2,524,987         4,352,587
                                                -------------    -------------
                                                $35,370,224      $ 36,612,079
                                                -------------    -------------
                                                -------------    -------------


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

         Long-term debt consists of the following at September 30, 1999:


Long-Term debt consists of the following at September 30, 1999:


    10.0% Series B Senior Notes due 2008..........................  $85,000,000
    Various term notes payable to third parties with interest
     rates ranging from 6% to 9.25%, maturing from 1999 to 2013...      631,293
                                                                    -----------
                                                                     85,631,293
    Less, current maturities......................................      260,954
                                                                    -----------
                                                                    $85,370,339
                                                                    -----------
                                                                    -----------


         The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 9 for the Guarantor Condensed Consolidating Financial Statements.

         The Company has a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million of which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25% (8.25% at September 30, 1999). At September 30, 1999, $2,112,686 was
outstanding under the credit facility. At December 31, 1998, there were no amounts outstanding under the credit facility.

         The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5% (7.75% at December 31, 1998 and 6.25% at September 30, 1999). At December 31, 1998 and September 30, 1999, there was $1,657,500 and $2,881,860, respectively, outstanding under this Canadian line.

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

         The significant components of the provision (benefit) for income taxes for the nine months ended September 30, 1999 are as follows:


                                        Nine Months Ended
                                        September 30, 1999
                                       ------------------
Current:
   Federal..........................       ($405,215)
   State............................         (71,508)
   Foreign..........................         544,098
                                         -----------
                                              67,375
                                         -----------
Deferred:
   Federal..........................        (297,894)
   State............................         (81,483)
   Foreign..........................              --
                                         -----------
                                            (379,377)
                                         -----------
                                            (312,002)
                                         -----------
                                         -----------


         The Company's effective tax rate differs from the federal statutory tax rate for the nine months ended September 30, 1999 as follows:



                                                                              Nine Months
                                                                                Ended
                                                                             September 30,
                                                                                 1999
                                                                             ------------
Provision (benefit) for income taxes at the federal statutory tax rate.....    (34.0)%
State taxes, net of federal tax benefit....................................     (6.0)
Foreign income taxes in excess of U.S. statutory rate......................     15.2
Nondeductible intangibles..................................................     14.7
Other, net.................................................................      1.4
                                                                               -----
                                                                                (8.7)%
                                                                               -----
                                                                               -----


         Income (Loss) before income taxes of the Company's Canadian operations was $1,083,430 and ($273,794) for the year ended December 31, 1998 and the nine month period ended September 30, 1999 respectively.

8. RELATED PARTY TRANSACTIONS:

         During the three month period ended September 30, 1999, the Company has charged the Henry Wine Group approximately $581,000 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

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

         The following summarizes the Condensed Consolidating Financial Statements of the Subsidiary Guarantors subsequent to the date of the Company's acquisition of Monsey Bakor:

                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                        AS OF SEPTEMBER 30, 1999
                                              (UNAUDITED)

                                       Henry Company
                                          (Parent
                                        Corporation)                            Consolidated
                                       and Guarantor        Nonguarantor         Elimination      Consolidated
                                        Subsidiaries        Subsidiaries           Entries           Total
                                      ---------------       ------------        ------------      ------------
           ASSETS:
Current assets:
  Cash and cash equivalents...        $  1,032,492          $     1,845                   --      $  1,034,337
  Accounts receivable, net....          29,203,951            4,673,417                   --        33,877,368
  Inventories.................          13,681,850            3,601,531                   --        17,283,381
  Receivables from affiliate..           6,014,190            1,624,881         $ (4,717,241)        2,921,830
  Notes receivable............             530,654                   --                   --           530,654
  Prepaid expenses and
   other current assets.......           3,459,563              153,680                   --         3,613,243
  Income tax receivable.......             692,910             (279,313)                  --           413,597
                                      ------------         ------------         ------------      ------------
      Total current assets....          54,615,610            9,776,041           (4,717,241)       59,674,410
Property and equipment, net...          30,545,971            6,066,108                   --        36,612,079
Investment in subsidiaries....           8,685,319                   --           (8,564,729)          120,590
Cash surrender value
  of life insurance, net......           4,078,721                   --                   --         4,078,721
Intangibles, net..............          27,673,975            2,629,378                   --        30,303,353
Notes receivable..............             359,648                   --                   --           359,648
Note receivable from
  affiliate...................           1,863,072                   --                   --         1,863,072
Other.........................             138,673               21,949                   --           160,622
                                      ------------          -----------         ------------      ------------
Total assets..................        $127,960,989          $18,493,476         $(13,281,970)     $133,172,495
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............        $ 11,393,865          $ 2,352,062                   --      $ 13,745,927
  Accrued expenses............          10,874,910            1,054,288                   --        11,929,198
  Intercompany payables.......           1,624,881            3,092,360         $ (4,717,241)               --
  Notes payable, current
   portion....................             161,094               99,860                   --           260,954
  Borrowings under lines
   of credit..................           2,112,686            2,881,860                   --         4,994,546
                                      ------------          -----------         ------------      ------------
    Total current liabilities.          26,167,436            9,480,430           (4,717,241)       30,930,625

Notes payable.................             370,339                   --                   --           370,339
Environmental reserve.........           3,377,566                   --                   --         3,377,566
Deferred income taxes.........           3,576,864            1,737,248                   --         5,314,112
Deferred warranty revenue.....           2,482,988                   --                   --         2,482,988
Deferred compensation.........           1,053,021                   --                   --         1,053,021
Series B Senior Notes.........          85,000,000                   --                   --        85,000,000
                                      ------------          -----------         ------------      ------------

    Total liabilities.........         122,028,214           11,217,678           (4,717,241)      128,528,651

Redeemable convertible
 preferred stock..............           1,727,876                   --                   --         1,727,876

Common stock.................            4,691,080            7,194,402           (7,194,402)        4,691,080
Additional paid-in
  capital....................            2,555,865                   --                   --         2,555,865
Cumulative translation
  adjustment.................                   --           (1,059,039)             588,000          (471,039)
Accumulated (deficit)
  retained earnings..........           (3,042,046)           1,140,435           (1,958,327)       (3,859,938)
                                      ------------          -----------         ------------      ------------
    Total shareholders'
     equity..................            4,204,899            7,275,798           (8,564,729)        2,915,968
                                      ------------          -----------         ------------      ------------
    Total liabilities and
     shareholders' deficit...         $127,960,989          $18,493,476         $(13,281,970)     $133,172,495
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

                                                                        Page  13

                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                 (UNAUDITED)


                                         Henry Company
                                            (Parent
                                          Corporation)                          Consolidated
                                         And Guarantor       Nonguarantor        Elimination      Consolidated
                                         Subsidiaries        Subsidiaries          Entries           Total
                                         -------------       ------------       ------------      ------------
Net sales.............................   $120,619,419        $22,208,566        $(5,338,741)     $137,489,244
Cost of sales.........................     84,830,286         16,406,413         (5,433,097)       95,803,602
                                         ------------       ------------       ------------      ------------
      Gross profit....................     35,789,133          5,802,153             94,356        41,685,642
Operating expenses:
   Selling, general and
      administrative..................     29,996,639          5,857,484             94,356        35,948,479
   Amortization of intangibles........      2,596,327             87,894                 --         2,684,221
                                         ------------       ------------       ------------      ------------
      Operating income (loss).........      3,196,167           (143,225)                --         3,052,942
Other expense (income):
   Interest expense...................      6,659,165            130,569                 --         6,789,734
   Interest and other income, net.....       (155,979)                --                 --          (155,979)
                                         ------------       ------------       ------------      ------------
      Income (loss) before
        provision (benefit) for
        income taxes..................     (3,307,019)          (273,794)                --        (3,580,813)
Provision (benefit) for income taxes..       (856,100)           544,098                 --          (312,002)
                                         ------------       ------------       ------------      ------------
    Net income (loss).................    ($2,450,919)         ($817,892)                --       ($3,268,811)
                                         ------------       ------------       ------------      ------------
                                         ------------       ------------       ------------      ------------


9.       GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS: (CONTINUED)

                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


                                        Henry Company
                                           (Parent
                                         Corporation)                          Consolidated
                                        And Guarantor       Nonguarantor       Elimination        Consolidated
                                        Subsidiaries        Subsidiaries         Entries              Total
                                        -------------       ------------       ------------       ------------
Net cash used in operating
   activities.........................    ($6,951,816)     ($1,520,820)                  --        ($8,472,636)
                                         ------------       ----------         ------------       ------------
Cash flows from investing activities:
   Capital expenditures...............     (2,457,890)        (410,793)                  --         (2,868,683)
   Proceeds from the disposal of
      property and equipment..........             --            1,625                   --              1.625
   Acquisition of business, net of
      cash acquired...................     (2,613,931)              --                   --         (2,613,931)
   Investment in affiliate............        (25,756)              --                   --            (25,756)
                                         ------------       ----------         ------------       ------------
      Net cash used in investing
        activities....................     (5,097,577)        (409,168)                  --         (5,506,745)
                                         ------------       ----------         ------------       ------------
Cash flows from financing
   activities:
   Net borrowings under
      line-of-credit agreements......       1,985,686        1,224,360                   --          3,210,046
   Repayments under notes payable
      agreements.....................        (275,252)        (134,465)                  --           (409,717)
   Borrowings under notes payable
      agreements....................           67,871               --                   --             67,871
                                         ------------       ----------         ------------       ------------
      Net cash provided by
        financing activities........        1,778,305        1,089,895                   --          2,868,200
                                         ------------       ----------         ------------       ------------
      Effect of changes in
        exchange rate on cash and
        cash equivalents............               --          122,842                   --            122,842
                                         ------------       ----------         ------------       ------------
      Net decrease in cash and
        cash equivalents............      (10,271,088)        (717,251)                  --        (10,988,339)
Cash and cash equivalents,
   beginning of period..............       11,303,580          719,096                   --         12,022,676
                                         ------------       ----------         ------------       ------------
Cash and cash equivalents,
   end of period....................     $  1,032,492       $    1,845                   --       $  1,034,337
                                         ------------       ----------         ------------       ------------
                                         ------------       ----------         ------------       ------------

10.  SUBSEQUENT EVENT:

             On October 5, 1999, the Company purchased $3,600,000 of Henry Company Senior Notes. The Senior Notes will be held by the Company for investment purposes.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

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



                                 Nine Months Ended September 30, 1999
                                  ----------------------------------
                                  Henry          Resin
                                Coatings       Technology
                                Division        Division        Total
                                ---------      ----------      --------
Net sales                      123,855,532    $13,633,712    $137,489,244
Gross profit                    39,304,624      2,381,018      41,685,642
Operating income (Loss)          2,322,635        730,307       3,052,942
Depreciation and amortization    5,169,936        179,877       5,349,813
Total assets                   119,761,319     13,411,176     133,172,495
Capital expenditures             2,740,821        127,862       2,868,683


         The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations 1999 are as follows:



                                              Nine Months Ended
                                              September 30, 1999
                                             ------------------
                                             Net        Long-Lived
                                            Sales         Assets
United States................            $115,280,678   $64,780,650
Canada.............................        22,208,566     8,717,435
                                         ------------   -----------
      Total........................       137,489,244    73,498,085
                                         ------------   -----------
                                         ------------   -----------

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

         The Company has received a covenant waiver from its revolving credit facility lender for the first three quarters of 1999. New bank covenants have been accepted and agreed to by the Company and its revolving credit facility lender. The Company expects to make the fourth quarter covenant.

RESULTS OF OPERATIONS

         SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:


                                             Three Months Ended September 30              Nine Months Ended September 30
                                                    ($ in millions)                               ($ in millions)
                                       -----------------------------------------    -----------------------------------------
                                        1998     % of sales    1999   % of sales      1998     % of sales    1999   % of sales
                                       -----------------------------------------    -----------------------------------------
Net sales                              $ 56.8      100.0%     $ 54.8      100.0%     $108.9      100.0%     $137.5      100.0%
Cost of sales                            39.1       68.8%       36.6       66.8%       75.1       69.0%       95.8       69.7%
     Gross Profit                        17.7       31.2%       18.2       33.2%       33.8       31.0%       41.7       30.3%
Operating expenses:
     Selling, general
       And administrative                11.6       20.4%       13.4       24.5%       24.3       22.3%       36.0       26.2%
     Amortization of Intangibles          0.8        1.4%        0.9        1.6%        1.4        1.3%        2.7        2.0%
                                       -----------------------------------------    -----------------------------------------
     Operating income                     5.3        9.3%        3.9        7.1%        8.1        7.4%        3.0        2.2%
                                       -----------------------------------------    -----------------------------------------
Interest expense                          2.2        3.9%        2.3        4.2%        4.3        3.9%        6.8        4.9%
Interest and other                       (0.1)      (0.2%)      (0.1)      (0.2)%      (0.2)      (0.2)%      (0.2)      (0.1)%
   income
                                       -----------------------------------------    -----------------------------------------
     Income (loss) before provision
       (benefit) for taxes                3.2        5.6%        1.7        3.1%        4.0        3.7%       (3.6)      (2.6%)
Provision (benefit) for taxes             1.6        2.8%        1.1        2.0%        1.0        0.9%       (0.3)      (0.2%)
                                       -----------------------------------------    -----------------------------------------
     Net income (loss)                 $  1.6        2.8%     $  0.6        1.1%     $  3.0        2.8%     ($ 3.3)      (2.4%)
                                       -----------------------------------------    -----------------------------------------
                                       -----------------------------------------    -----------------------------------------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. The Company's net sales decreased to $54.8 million for the three months ended September 30, 1999, a decrease of $2.0 million, or 3.5%, from $56.8 million for the three months ended September 30, 1998. The decrease was primarily due to rainfall amounts that were below seasonal averages over the prior nine months in the Company's major markets.

GROSS PROFIT. The Company's gross profit increased to $18.2 million for the three months ended September 30, 1999, an increase of $0.5 million, or 2.8%, from $17.7 million for the three months ended September 30, 1998. Gross profit increased as a percentage of net sales to 33.2% for the three months ended September 30, 1999 from 31.2% for the three months ended September 30, 1998. The percentage increase was primarily attributable to lower raw material costs and a shift in sales mix towards the Company's higher margin products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales increased to 24.5% for the three months ended September 30, 1999 from 20.4% for the three months ended September 30, 1998. Selling, general and administrative expenses increased to $13.4 million for the three months ended September 30, 1999, an increase of $1.8 million, or 15.5%, from $11.6 million for the three months ended September 30, 1998. The increase of $1.8 million was primarily due to an increase of selling, general and administrative expenses associated with the Company's continued nationwide expansion in the retail and roofing systems segments of the business, expenses related to the continued integration of the Monsey Bakor operations and a bad debt reserve created as a result of the bankruptcy of a major customer.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles amounted to $0.9 million for the three months ended September 30, 1999. The increase in amortization expense was primarily due to the amortization of intangible assets created as a result of the acquisition of Monsey Bakor.

OPERATING INCOME (LOSS). Operating income decreased to $3.9 million for the three months ended September 30, 1999, a decrease of $1.4 million, or 26.4%, from income of $5.3 million for the three months ended September 30, 1998. Operating income as a percentage of net sales decreased to 7.1% for the three months ended September 30, 1999, from income of 9.3% as a percentage of net sales for the three months ended September 30, 1998. The decrease of $1.4 million was primarily attributable to lower sales volume, increased selling general and administrative costs, and amortization of intangible assets as a result of the acquisition of Monsey Bakor.

INTEREST EXPENSE. Interest expense increased to $2.3 million for the three months ended September 30, 1999, an increase of $0.1 million, or 4.5%, from $2.2 million for the three months ended September 30, 1998, primarily as a result of the interest incurred on the Senior Notes used to finance the Monsey Bakor acquisition.

PROVISION FOR INCOME TAXES. The provision for income taxes of $1.1 million for the three months ended September 30, 1999 is primarily related to the Company's operating profit for the three months ended September 30, 1999.

NET INCOME. The net income was $0.6 million for the three months ended September 30, 1999, a decrease of $1.0 million, or 62.5% from the net income of $1.6 million for the three months ended September 30, 1998. The decrease of $1.0 million was primarily due to increased selling general and administrative expense, interest expense incurred to finance the acquisition of Monsey Bakor and other factors discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. The Company's net sales increased to $137.5 million for the nine months ended September 30, 1999, an increase of $28.6 million, or 26.3%, from $108.9 million for the nine months ended September 30, 1998. The increase was primarily due to the acquisition of Monsey Bakor which occurred April 22, 1998.

GROSS PROFIT. The Company's gross profit increased to $41.7 million for the nine months ended September 30, 1999, an increase of $7.9 million, or 23.4%, from $33.8 million for the nine months ended September 30, 1998. Gross profit decreased as a percentage of net sales to 30.3% for the nine months ended September 30, 1999 from 31.0% for the nine months ended September 30, 1998. The percentage decrease was attributable to lower sales of certain higher margin products as a result of mild winters in both the western and eastern parts of the United States.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue increased to 26.2% for the nine months ended September 30, 1999 from 22.3% for the nine months ended September 30, 1998. Selling, general and administrative expenses increased to $36.0 million for the nine months ended September 30, 1999, an increase of $11.7 million, or 48.1%, from $24.3 million for the nine months ended September 30, 1998. The increase of $11.7 million was primarily due to the acquisition of Monsey Bakor and an increase of selling general and administrative expenses associated with the Company's continued nationwide expansion in the retail and roofing systems segments of the business and expense related to continued integration of the Monsey Bakor operations.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles amounted to $2.7 million for the nine months ended June 30, 1999. The increase in amortization expense was primarily due to the amortization of intangible assets created as a result of the acquisition of Monsey Bakor.

OPERATING INCOME. Operating income decreased to $3.0 million for the nine months ended September 30, 1999, a decrease of $5.1 million, or 63.0%, from income of $8.1 million for the nine months ended September 30, 1998. Operating income as a percentage of net sales decreased to 2.2% for the nine months ended September 30, 1999, from 7.4% as a percentage of net sales for the nine months ended September 30, 1998. The decrease of $5.1 million was primarily attributable to increased selling general and administrative costs, amortization of intangible assets as a result of the acquisition of Monsey Bakor and lower sales of higher margined products sold primarily during periods of wet weather.

INTEREST EXPENSE. Interest expense increased to $6.8 million for the nine months ended September 30, 1999, an increase of $2.5 million, or 58.1%, from $4.3 million for the nine months ended September 30, 1998. Primarily as a result of the interest incurred on the Senior Notes used to finance the Monsey Bakor acquisition.

PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes of $0.3 million for the nine months ended September 30, 1999 is primarily related to the tax benefit associated with the Company's loss before income taxes for the nine months ended September 30, 1999, net of the effects of the nondeductible intangible amortization.

NET INCOME (LOSS). The net loss was $3.3 million for the nine months ended September 30, 1999, a decrease of $6.3 million, or 210.0% from the income of $3.0 million for the nine months ended September 30, 1998. The decrease of $6.3 million was primarily due to increased selling general and administrative expense, interest expense incurred to finance the acquisition of Monsey Bakor and other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. Concurrently with the consummation of the Offering and the acquisition of Monsey Baker on April 22, 1998, the Company entered into a new bank credit facility (the "Credit Facility") which provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of September 30, 1999 outstanding balances were $2.1 million for the revolving line of credit facility and no amounts were outstanding under for the capital expenditure facility. The Company also had $2.9 million outstanding under its Canadian line of credit at September 30, 1999.

On October 5, 1999 the Company purchased $3,600,000 of Henry Company Senior Notes on the open market. The Senior Notes are being held by the Company for investment purposes.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         The Company's cash flows from operations were ($8.5) million and $3.8 million for the nine months ended September 30, 1999 and 1998, respectively. The decrease from September 30, 1998 to September 30, 1999 of $12.3 million was primarily attributable to increased inventories and receivables. Cash flows used in investing activities were ($5.5) million and ($45.0) million for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash used in investing activities was due primarily to the acquisition of Monsey Bakor which occurred on April 22, 1998. Cash from financing activities during the nine months ended September 30, 1999 and the nine months ended September 30, 1998 was $2.9 million and $53.5 million, respectively. The decrease of $50.6 million from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 was primarily due to proceeds from the issuance of the Senior Notes net of other debt principal repayments.

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

YEAR 2000 MODIFICATIONS

         The Company is not highly dependent on its internal computer systems, and does not generally interact electronically with its customers or suppliers. The Company has been and is currently assessing its computer systems and embedded-technology equipment in order to evaluate what, if any, corrections or modifications may be necessary to respond to potential Year 2000 computer issues. The Company currently expects to complete any necessary corrections or modifications by December 1, 1999. The historical costs of this assessment and correction have been less than $10,000, and future assessment and correction (including replacement) costs are currently estimated to be less than $50,000. The Company relies upon computer systems primarily to invoice its customers, some of whom are billed on an Electronic Data Interchange ("EDI") system. The most reasonably likely risk to the Company for a Year 2000 failure is believed to involve an interruption of this electronic invoicing system. The Company is prepared to invoice its customers manually to respond to such an interruption.

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

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The registrant has filed herewith the following exhibits:

       27 Financial Data Schedule for the nine month period ended September 30, 1999 (filed in electronic form only).

          (b)  Reports on Form 8-K

    The following reports on Form 8-K were filed during the quarterly period ended September 30, 1999:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999              HENRY COMPANY

                           /s/ JEFFREY A. WAHBA
                           ------------------------------------
                           By:  Jeffrey A. Wahba
                           Its:  Vice President, Secretary
                           and Chief Financial Officer