Form 10-K
period 1999-12-31
HENRY CO
filed 2000-03-31
CIK 46916

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

                  For the fiscal year ended December 31, 1999

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITES EXCHANGE ACT OF 1934

      For the transition period from______________________________________

                        Commission file number 333-59485

                                 HENRY COMPANY
             (Exact Name of Registrant as Specified in its Charter)

               CALIFORNIA                                       95-3618402
     (State or Other Jurisdiction of                         (I.R.S. Employer
     Incorporation or Organization)                         Identification No.)

          2911 SLAUSON AVENUE,                                     90255
       HUNTINGTON PARK, CALIFORNIA                              (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code  (323) 583-5000

          Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------           -----------------------------------------
       None

          Securities registered pursuant to Section 12(g) of the Act:

                       10% SERIES B SENIOR NOTES DUE 2008
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of December 31, 1999, there were outstanding 221,500 shares of the Registrant's common stock ("Common Stock") and 6,000 shares of the Registrant's class A common stock ("Class A Common Stock"). As of December 31, 1999, no shares of the Common Stock or the Class A Common Stock were held by non-affiliates of the Registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 HENRY COMPANY
                           ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

      ITEM NO.                                                                        REPORT PAGE
      --------                                                                        -----------
                                       PART I

1.                      Business....................................................         2
2.                      Properties..................................................        10
3.                      Legal Proceedings...........................................        10
4.                      Submission of Matters to a Vote of Security Holders.........        11

                                      PART II

5.                      Market for the Registrant's Common Equity and Related
                          Shareholder Matters.......................................        12
6.                      Selected Financial Data.....................................        12
7.                      Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        14
7A.                     Quantitative and Qualitative Disclosures About Market
                          Risk......................................................        20
8.                      Financial Statements and Supplementary Data.................        20
9.                      Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................        20

                                      PART III

10.                     Directors and Executive Officers of the Registrant..........        21
11.                     Executive Compensation......................................        24
12.                     Security Ownership of Certain Beneficial Owners and
                          Management................................................        28
13.                     Certain Relationships and Related Transactions..............        30

                                      PART IV

14.                     Exhibits, Financial Statements, Schedules and Reports on
                          Form 8-K..................................................        31

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

    Beginning in 1988, the Company's management focused on expanding the Henry brand from its Southern California base initially through the acquisition of regional roof coatings manufacturers and distributors in contiguous regions of the Southwest, the Northwest, Northern California and the Rocky Mountain region. In 1998, the Company became a national organization by acquiring Monsey Bakor, which has served the U.S. and Canadian markets for over 50 years as a leading manufacturer and distributor of a broad spectrum of building products for residential and commercial use with a product line consisting of roof coatings, adhesives and membranes, roofing and air barrier systems as well as specialized industrial emulsions. In 1999, the Company acquired Grundy Industries, a leading roof coatings manufacturer focused on servicing the professional trade in the Midwest and Rocky Mountain region of the U.S.

    DIVISIONS

    The Company's two major divisions are the Henry Coatings Division and the Resin Technology Division.

    HENRY COATINGS DIVISION

    The Henry Coatings Division, which accounted for the bulk of the Company's 1999 net sales, develops, manufactures and markets coatings, sealants and membranes for construction, industrial, building materials and other specialty applications. The Company also manufactures wax-based emulsions for the gypsum industry.

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

EMPLOYEES

    As of December 31, 1999, Henry Company employed approximately 630 persons, the majority of whom were involved in production and distribution, with the balance engaged in administration, sales and clerical work. Of these employees, approximately 505 were employed in the United States and 125 in Canada. Approximately 46 employees located in Huntington Park, California, 37 employees in Kimberton, Pennsylvania, 8 employees in Rock Hill, South Carolina, 28 employees in Ville St. Pierre, Quebec and 2 employees in Mirabel, Quebec are unionized and covered by collective bargaining agreements. These collective bargaining agreements expire on June 30, 2000, March 31, 2000, February 3, 2001, June 30, 2002 and June 30, 2002, respectively. The Company believes that its relationship with its employees is good. The Company has not experienced a work stoppage at any of its facilities in over 20 years.

RISK FACTORS

SUBSTANTIAL LEVERAGE

    The Company has consolidated indebtedness that is substantial in relation to the book value of its shareholders' equity. As of December 31, 1999, Henry Company had approximately $84.7 million of debt (the sum of long-term debt, including current maturities of long-term debt, notes payable and capitalized lease obligations) and approximately $0.8 million book value of shareholders' equity.

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

    The Company's ability to make cash payments to satisfy its debt obligations will depend on its future operating performance, which will be affected by financial, business, competitive, general economic and other factors, many of which are beyond the Company's control. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flow from operations, together with available borrowings under its credit facility and its other sources of liquidity, will be adequate to meet its anticipated requirements for working capital, scheduled principal and interest payments, lease payments and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources".

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

ITEM 2. PROPERTIES

    The Company's operations are conducted at the owned or leased facilities described below:

                                                       FACILITY
                                                        SQUARE
LOCATIONS                                              FOOTAGE    OWNED/LEASED
---------                                              --------   ------------
UNITED STATES

Huntington Park, California..........................   95,478      Leased

Sacramento (Elk Grove), California...................   18,871      Leased

El Paso, Texas.......................................   10,583       Owned

Portland, Oregon.....................................   55,735      Leased

Seattle (Auburn), Washington.........................   12,500      Leased

Ontario, California..................................   13,330      Leased

Houston, Texas.......................................   44,000       Owned

Kimberton, Pennsylvania..............................  147,400       Owned

Indianapolis, Indiana................................   63,000       Owned

Waterford, New York..................................  120,000       Owned

Rock Hill, South Carolina............................   40,000       Owned

Garland, Texas.......................................   76,500       Owned

Bartow, Florida......................................   34,000       Owned

Kingman, Arizona.....................................   39,275       Owned

Joilet, Illinois.....................................   72,000       Owned

Denver, Colorado.....................................   13,112       Owned

CANADA

Petrolia, Ontario....................................   58,500       Owned

Mirabel, Quebec......................................    6,100       Owned

Ville St. Pierre (Montreal), Quebec..................   44,000       Owned

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

    As of December 31, 1999, The Company was a party to approximately 49 state court cases alleging certain asbestos-related injuries. There were six new cases filed in 1999, seven in 1998, two in 1997 and four filed each in 1996 and 1995. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws. Although the Company has not paid any amounts in judgment or settlement of any asbestos-related claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company. The costs of these suits are currently funded by a joint-defense arrangement among the Company's insurance carriers and the Company believes that such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after 1985.

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

    The Company's Kimberton facility was formerly occupied by a pharmaceutical manufacturer whose operations resulted in groundwater contamination identified on the site and surrounding area. The contaminant of concern was trichloroethylene which required various remedial activities, including the provision of alternate water supplies to users in the surrounding area and a groundwater treatment program. Remedial work is being completed under a consent decree the EPA negotiated in 1990 with the pharmaceutical manufacturer and the Company and a confidential cost sharing agreement between these two companies. The Company's costs under the consent decree in 1997, 1998 and 1999 were approximately $67,000, $70,000 and $73,000, respectively, and are not expected to be significantly different during 2000 and 2001. The Company has a liability recorded for the entire expected costs of the remedial work over the remaining term of the consent decree and cost-sharing agreement. Costs paid under the consent decree and cost-sharing agreement of $73,000 in 1999 reduced the liability to $3.4 million at December 31, 1999.

    The Company is currently upgrading, replacing or closing underground storage tanks that it owns or operates to meet certain corrosion protection and overfill/spill containment standards. The Company estimates that the capital expenditures required to comply with various regulatory programs in 2000 will not have a material adverse effect on the Company's earnings, cash flows or competitive position. Such estimates, however, are based on factors and assumptions that are subject to change, including potential modifications of regulatory requirements, detection of unanticipated environmental conditions or other currently unexpected circumstances.

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

    As of December 31, 1999, there were seven (7) beneficial holders of the Company's Common Stock and one beneficial holder of the Company's Class A Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with Henry Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 1999, and the consolidated balance sheet data at December 31, 1998 and 1999, are derived from the consolidated financial statements of Henry Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1995 and 1996, respectively, and the consolidated balance sheet data at December 31, 1995, 1996, and 1997 are derived from audited financial statements of Henry Company not included in the document. Historical results are not necessarily indicative of the results to be expected in the future.

                                                              YEAR ENDED DECEMBER 31
                                               ----------------------------------------------------
                                                 1995       1996       1997     1998(5)      1999
                                               --------   --------   --------   --------   --------
                                                                   IN THOUSANDS
CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):
Net sales....................................  $61,059    $59,186    $67,424    $150,156   $178,705
Cost of sales................................   42,290     40,867     46,413     105,143    124,906
                                               -------    -------    -------    --------   --------
  Gross Profit...............................   18,769     18,319     21,011      45,013     53,799
Operating expenses:
  Selling, general and administrative........   17,518     16,934     17,509      35,028     47,241
  Amortization of intangibles................      703        183        137       2,081      3,551
  Operating income (loss)....................      548      1,202      3,365       7,904      3,007
Interest expense.............................    1,454      1,475      1,465       6,567      9,194
Interest and other income, net...............     (402)      (345)      (321)       (243)      (224)
  Income (loss) before extraordinary item....     (504)        72      2,221       1,580     (5,963)
  Extraordinary gain related to early
    extinguishment of debt...................       --         --         --          --       (601)
                                               -------    -------    -------    --------   --------
Income (loss) before provision (benefit) for
  taxes......................................     (504)        72      2,221       1,580     (5,362)
Provision (benefit) for income taxes(2)......       --          1         33         509        304
                                               -------    -------    -------    --------   --------
  Net income (loss)..........................     (504)        71      2,188       1,071     (5,666)
                                               =======    =======    =======    ========   ========
Pro forma provision (benefit) for income
  taxes(3)...................................     (200)        29        882          --         --
Pro forma net income (loss)(3)...............     (304)        43      1,339          --         --

                                                              YEAR ENDED DECEMBER 31
                                               ----------------------------------------------------
                                                 1995       1996       1997     1998(5)      1999
                                               --------   --------   --------   --------   --------
                                                                   IN THOUSANDS
OTHER FINANCIAL DATA:
Capital expenditures.........................  $ 1,389    $ 1,449    $   801    $  2,997   $  4,184
Depreciation and amortization (including
  amorization of intangibles)................    1,907      1,645      1,469       4,894      7,171
EBITDA(4)....................................    2,857      3,192      5,155      13,041     10,402
Cash flows provide by (used in):
  Operating activities.......................    2,224      1,171      4,781       9,981     (2,838)
  Investing activities.......................   (1,342)      (783)      (949)    (48,010)    (6,783)
  Financing activities.......................     (785)      (258)    (4,013)     50,445     (1,924)

                                                 1995       1996       1997       1998       1999
                                               --------   --------   --------   --------   --------
COMBINED BALANCE SHEET DATA(1):
Cash and cash equivalents....................      170        300        119      12,023        685
Working capital..............................    2,699      5,121      7,204      32,380     23,862
Total assets.................................   30,730     31,204     30,418     125,514    115,927
Long-term debt, including current maturities
  and borrowings on lines of credit..........   17,619     17,416     13,748      87,631     84,671
Total shareholders' equity...................    2,863      2,934      5,122       5,830        804

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

                                                            YEARS ENDED DECEMBER 31,
                                                                 (IN THOUSANDS)
                                         ---------------------------------------------------------------
                                           1994       1995       1996       1997       1998       1999
                                         --------   --------   --------   --------   --------   --------
Net income (loss)......................   $ (319)    $ (504)    $   71     $2,188    $ 1,071    $(5,666)
Provision for income taxes.............       --         --          1         33        509        304
Interest expense.......................    1,158      1,454      1,475      1,465      6,567      9,194
Depreciation and amortization..........    1,954      1,907      1,645      1,469      4,894      7,171
Extraordinary gain on debt
  extinguishment(6)....................       --         --         --         --         --       (601)
EBITDA.................................   $2,793     $2,857     $3,192     $5,155    $13,041    $10,402

(5) On April 22, 1998, the Company acquired Monsey Bakor and its subsidiaries. The acquisition was accounted for using the purchase method of accounting and as such, the results of operations of Monsey Bakor since the acquisition date have been included in the consolidated financial statements of the Company.

(6) The Company repurchased a portion of the Senior Notes which were issued in conjunction with the Acquisition. The gain is shown net of taxes.

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

GENERAL

    The Company is a construction materials company focusing primarily on products for roofing, sealing and paving applications. The Company develops, manufactures and markets several separate but related product lines including roof and driveway coatings and paving products, industrial emulsions, air barriers, polyurethane foam for roofing and commercial uses, sealants for construction and marine uses and specialty products. The Company has nineteen manufacturing and distribution facilities throughout North America. The Company's business is seasonal and is dependent on weather trends which vary by geographic region.

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

                                                          HENRY          RESIN
                                                         COATINGS     TECHNOLOGY
                                                         DIVISION      DIVISION        TOTAL
                                                       ------------   -----------   ------------
                        1999
Net sales............................................  $160,209,476   $18,495,180   $178,704,656
Gross profit.........................................    50,512,550     3,285,908     53,798,458
Operating income.....................................     2,938,915        68,251      3,007,166
Depreciation and amortization........................     6,976,246       195,021      7,171,267
Total assets.........................................   103,302,671    12,624,539    115,927,210
Capital expenditures.................................     4,024,680       159,741      4,184,421
                        1998
Net sales............................................  $130,054,094   $20,102,027   $150,156,121
Gross profit.........................................    41,240,101     3,773,436     45,013,537
Operating income.....................................     7,491,372       412,369      7,903,741
Depreciation and amortization........................     4,666,246       227,548      4,893,794
Total assets.........................................   112,978,409    12,535,391    125,513,800
Capital expenditures.................................     2,875,566       121,154      2,996,720
                        1997
Net sales............................................  $ 47,828,812   $19,594,791   $ 67,423,603
Gross profit.........................................    17,494,453     3,516,322     21,010,775
Operating income.....................................     2,521,895       843,531      3,365,426
Depreciation and amortization........................     1,253,340       216,035      1,469,375
Total assets.........................................    18,527,327    11,890,320     30,417,647
Capital expenditures.................................       648,306       152,933        801,239

    The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for 1999 are as follows:

                                                                    LONG-LIVED
                                                      NET SALES       ASSETS
                                                     ------------   -----------
                       1999
United States......................................  $148,874,641   $64,139,481
Canada.............................................    29,830,015     8,921,012
                                                     ------------   -----------
Total..............................................  $178,704,656   $73,060,493
                                                     ============   ===========
                       1998
United States......................................  $129,492,180   $64,555,982
                                                     ------------   -----------
Canada.............................................    20,663,941     8,548,168
                                                     ------------   -----------
Total..............................................  $150,156,121   $73,104,150
                                                     ============   ===========

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

    On March 26, 1999, the Company completed the acquisition of Grundy Industries which is engaged in the manufacture of roof coatings products. The cash purchase price was $2.0 million with an additional $0.6 million paid at closing to a shareholder of Grundy Industries for a noncompetition agreement.

RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                             YEAR ENDED DECEMBER 31 (IN MILLIONS)
                                       ---------------------------------------------------------------------------------
                                         1997        % OF SALE        1998        % OF SALE        1999        % OF SALE
                                       --------      ---------      --------      ---------      --------      ---------
Net sales............................   $67.4          100.0 %       $150.1         100.0 %       $178.7         100.0 %
Cost of sales........................    46.4           68.8 %        105.1          70.0 %        124.9          69.9 %
                                        -----          -----         ------         -----         ------         -----
  Gross profit.......................    21.0           31.2 %         45.0          30.0 %         53.8          30.1 %
Operating expenses:
  Selling, general and
    administrative...................    17.5           26.0 %         35.0          23.3 %         47.2          26.4 %
  Amortization of intangibles........     0.2            0.1 %          2.1           1.4 %          3.6           2.0 %
                                        -----          -----         ------         -----         ------         -----
  Operating income...................     3.4            5.0 %          7.9           5.3 %          3.0           1.7 %
Interest expense.....................     1.5            2.2 %          6.6           4.4 %          9.2           5.1 %
Interest and other income, net.......    (0.3)          (0.4)%         (0.3)         (0.2)%         (0.2)         (0.1)%
                                        -----          -----         ------         -----         ------         -----
  Income (loss) before extraordinary
    item.............................     2.2            3.2 %          1.6           1.1 %         (6.0)         (3.4)%
  Extraordinary gain debt
    extinguishment...................     0.0            0.0 %          0.0           0.0 %          0.6           0.3 %
  Income (loss) before provision for
    taxes............................     2.2            3.2 %          1.6           1.1 %         (5.4)         (3.0)%
Provision for income taxes...........     0.0            0.0 %          0.5           0.4 %          0.3           0.2 %
                                        -----          -----         ------         -----         ------         -----
Net income (loss)....................   $ 2.2            3.3 %       $  1.1           0.7 %       $ (5.7)         (3.2)%
                                        =====          =====         ======         =====         ======         =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    NET SALES. The Company's net sales increased to $178.7 million for the year ended December 31, 1999, an increase of $28.6 million, or 19.1%, from $150.1 million for the year ended December 31, 1998. The acquisition of Monsey Bakor (the "Acquisition") represented $33.8 million of the increase and was partially offset by a decrease of $5.2 million due primarily to the bankruptcy of an account and the lack of rainfall in excess of annual averages, which resulted in decreased net sales in both the professional and retail roofing business as the need to repair leaking roofs was not as pronounced.

    GROSS PROFIT. The Company's gross profit increased to $53.8 million for the year ended December 31, 1999, an increase of $8.8 million, or 19.6%, from $45.0 million for the year ended December 31, 1998. The acquisition of Monsey Bakor represented $8.5 million of the increase. The remaining increase of $0.3 million was primarily due to an improved sales mix of higher margin products.

    SELLING, GENERAL AND ADMINISTRATIVE. The Company's selling, general and administrative expense increased to $47.2 million for the year ended December 31, 1999, an increase of $12.2 million, or 34.9%, from $35.0 million for the year ended December 31, 1998. The acquisition of Monsey Bakor represented $7.6 million of the increase. The remaining increase of $4.6 million was primarily due to incremental selling, general and administrative expenses associated with the Company's continued expansion in both the retail roofing and the roofing systems business, and integration expenses related to the Acquisition.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles increased to $3.6 million for the year ended December 31, 1999, an increase of $1.5 million, or 71.4%, from $2.1 million for the year ended December 31, 1998. The increase was primarily due to the amortization of intangible assets created as a result of the Acquisition.

    OPERATING INCOME. Operating income decreased to $3.0 million for the year ended December 31, 1999, a decrease of $4.9 million, or 62.0%, from $7.9 million for the year ended December 31, 1998. The acquisition of Monsey Bakor resulted in a $0.9 million increase in operating income which was offset by a decrease of $5.8 million. The Monsey Bakor increase was offset by the amortization of intangible assets created as a result of the Acquisition and increased selling, general and administrative expenses.

    INTEREST EXPENSE. Interest expense increased to $9.2 million for the year ended December 31, 1999, an increase of $2.6 million, or 39.4%, from $6.6 million for the year ended December 31, 1998. The increase was attributable to interest expense incurred on the Senior Notes used to finance the Acquisition.

    EXTRAORDINARY GAIN RELATED TO EARLY EXTINGUISHMENT OF DEBT. The Company retired a portion of the outstanding Senior Notes which resulted in a $0.6 million gain, net of income taxes.

    PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $0.3 million for the year ended December 31, 1999, a decrease of $0.2 million, or 40%, from $0.5 million for the year ended December 31, 1998. The decrease was primarily due to the loss before income taxes of $(5.2) million partially offset by a $0.4 million deferred tax benefit.

    NET INCOME. Net loss was $(5.7) million for the year ended December 31 1999, a decrease of $6.8 million, or 618.2% from $1.1 million for the year ended December 31, 1998. The Acquisition represented an increase of $0.2 million, which was offset by increased amortization expense, increased interest expense and other factors noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. Concurrently with the consummation of the Offering and the Acquisition on April 22, 1998, the Company entered into a new bank credit facility (the "Credit Facility") which provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of December 31, 1999, there was $0.1 million outstanding under the revolving line of credit and no amounts outstanding on the capital expenditure facility. The Company also maintains a credit line with a Canadian bank. Balances outstanding under this line were $2.5 million at December 31, 1999.

CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED
  DECEMBER 31, 1998

    The Company's net cash provided by (used in) operations was $(2.8) million and $10.0 million for the years ended December 31, 1999 and 1998 respectively. The decrease from December 31, 1998 to December 31, 1999 of $12.8 million was primarily attributable to the loss incurred in 1999 and an increase in trade receivables and inventories. Net cash provided by (used in) financing activities during the year ended December 31, 1999 and the year ended December 31, 1998 was $(1.9) million and $50.4 million respectively. The decrease of $52.3 million from the year ended December 31, 1998 to the year ended December 31, 1999 was primarily due to the issuance of $85.0 million of senior notes in 1998, reduced by debt payments of $33.4 million in 1998, and the purchase of Company Senior Notes of $2.6 million. Net cash used for business acquisitions for the year ended December 31, 1999 and for the year ended December 31, 1998 were $2.6 million and $45.1 million, respectively. For the year ended December 31, 1999 and the year ended December 31, 1998 additions for capital expenditures were $4.2 million and $3.0 million, respectively. Scheduled principal payments on debt were $0.3 million and $16.7 million for the year ended December 31, 1999 and the year ended December 31, 1998, respectively.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policy.

YEAR 2000 MODIFICATIONS

    The Company used internal and external resources to remediate and test its systems. Costs incurred in addressing the Year 2000 (Y2K) issue were expensed as incurred and were not material to the Company's financial results.

    The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Y2K issue. However, it is possible that the full impact of the date change has not been fully recognized. The Company currently is not aware of any significant Y2K or similar problems that have arisen for its customers and suppliers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Market risk generally represents the risk that losses may occur in the value of financial instruments as a result of movements in interest rates, foreign currency exchange rates and commodity prices. As part of its overall risk management strategies, the Company monitors and manages these risks by reviewing key trends and indicators on a continuous basis.

    Interest Rate Risk--From time to time, the Company temporarily invests its excess cash in interest bearing temporary investments of high quality issuers or with major financial institutions. Due to the short-term maturity of the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. The majority of the Company's long-term debt is comprised of $81.4 million of Series B Senior Notes which represent fixed rate borrowings. The fair value of the Senior Notes at December 31, 1999 was approximately $65.5 million. pThe Company believes that near term changes in interest rates would not have a significant impact on the Company's financial position as the Company has a limited amount of interest rate risk sensitive financial instruments at December 31, 1999.

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

    At December 31, 1999, the Company has no foreign currency exchange contracts or hedging instruments.

    Commodity Price Risk--The Company uses certain raw materials in its manufacturing process that fluctuate with certain commodity prices. These raw materials include asphalt, aluminum paste, rubber and certain dissoynates. The Company continuously monitors key trends in the commodity prices impacting raw materials. At December 31, 1999, the Company has no commodity risk hedges or derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of Henry Company are included in a separate section of this Annual Report on Form 10-K as set forth in the "Index to Consolidated Financial Statements" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding each of the Company's directors and executive officers as of December 31, 1999:

NAME                                  AGE                   POSITION
----                                --------   ----------------------------------
Warner W. Henry(1)(2).............     61      Chairman of the Board and Chief
                                               Executive Officer
Joseph T. Mooney, Jr.(1)..........     65      Vice Chairman of the Board
Paul H. Beemer(1)(2)..............     77      Vice Chairman of the Board
Richard B. Gordinier(1)(2)........     57      President, Chief Operating Officer
                                               and Director
Jeffrey A. Wahba(1)(2)............     43      Chief Financial Officer, Secretary
                                               and Director
S. Duncan Moffat..................     52      President--Henry Coatings Division
James Doose.......................     51      President--Resin Technology
                                               Company
John R. Enright...................     59      President--Henry Sealants Division
Larry A. Karasiuk.................     55      President--Bakor Division
Norman F. Nickerson...............     59      Senior Vice President--Henry
                                               Coatings Division
Frederick H. Muhs(1)..............     61      Director
Carol F. Henry....................     60      Director
Donald H. Ford....................     92      Director
Terrill M. Gloege(2)..............     64      Director

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

    RICHARD B. GORDINIER has been President and a director of Henry Company since 1988. From 1985 to 1988, Mr. Gordinier was President of Van De Kamp Dutch Bakers. From 1979 to 1984, Mr. Gordinier served as President of the International Division of Max Factor and Co., and from 1964 to 1979 held senior management positions at Estee Lauder, Procter and Gamble Co. and Bristol- Myers Squibb Co. Mr. Gordinier is currently a director of The Raymond Company and Lawry's Restaurants, Inc. Mr. Gordinier received a B.S. in Civil Engineering from Princeton University.

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

    LARRY A. KARASIUK has served as President-Monsey Bakor Canada since the closing of the Acquisition. Mr. Karasiuk served as the President of Bakor Holdings, Inc. and as the President of Monsey Bakor's Canadian operations beginning in 1991. From 1982 to 1991, Mr. Karasiuk was the Vice President of Marketing and Sales with the predecessor company of Bakor Holdings, Inc., Bakelite Thermosets Building Materials Division. Prior to that time, Mr. Karasiuk served in various management positions with Hunter Douglas, a subsidiary of Alcan. Mr. Karasiuk attended Simon Fraser University and York University.

    NORMAN F. NICKERSON has served as Vice President of Sales-Monsey Bakor U.S. since the closing of the Acquisition. Mr. Nickerson served as Vice President of Sales of Monsey Bakor from 1985 to 1998. From 1979 to 1985, Mr. Nickerson was General Manager of Monsey Bakor's Southeastern division. From 1972 to 1979, Mr. Nickerson was General Manager of Cosmicoat, Inc. Mr. Nickerson received his B.A. in History from Allegheny College.

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

    Warner W. Henry and Carol F. Henry are husband and wife.

BOARD COMMITTEES

    The Executive Committee is comprised of Warner W. Henry, Paul H. Beemer, Joseph T. Mooney, Jr., Richard B. Gordinier and Frederick H. Muhs. Jeffrey A. Wahba serves as Secretary of the Executive Committee without a vote. The Executive Committee has the full authority of the Board of Directors, except with respect to the approval of any action for which shareholder approval is required by law or for certain other fundamental corporate actions, which require the act of the full Board. The Audit Committee is comprised of Warner W. Henry, Paul H. Beemer, Richard B. Gordinier, Terrill M. Gloege, Jeffrey A. Wahba, and Frederick H. Muhs. The Audit Committee oversees the activities of Henry Company's independent accountants. The Compensation Committee is comprised of Warner W. Henry, Terrill M. Gloege and Frederick H. Muhs.

EXECUTIVE AND DIRECTOR COMPENSATION

    The Company's directors do not receive any cash compensation for service on the Board of Directors or any Committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings.

    The Compensation Committee and Richard B. Gordinier oversee the Company's compensation policies and reviews executive and employee annual increases. Annual increases in compensation for Mr. Gordinier are determined by the Compensation Committee without the participation of Mr. Gordinier and increases in Mr. Henry's annual compensation is determined by the Executive Committee without the participation of Mr. Henry. No executive officer of the Company serves as a member of the Board of Directors of any other entity which has one or more members serving as a member of the Company's Board of Directors.

    Paul H. Beemer is compensated for consulting advisory services pursuant to a consulting agreement with the Company. Mr. Beemer provides the Company with a certain number of hours of consulting advisory services each quarter for compensation of $100,000 per year. Mr. Beemer may also provide additional services which are compensated at the rate of $105 per hour. The consulting agreement also contains a noncompetition clause restricting Mr. Beemer's employment or service with a business entity that competes with the Company in its present or future marketing areas. Mr. Beemer's consulting agreement expired June 30, 1998, but has been extended by the Company to June 30, 2000. In fiscal year 1999, Mr. Beemer received $114,280 in compensation under his consulting agreement.

    In connection with services provided by The Muhs Company, Inc., Frederick H. Muhs provides certain business and financial consulting services to Henry Company. Henry Company pays The Muhs Company, Inc. a retainer of $8,000 per month for these services. In fiscal year 1999, The Muhs Company, Inc. received $96,000 for business and financial consulting services. See "Certain Transactions."

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning compensation received for services rendered to Henry Company in all capacities during the fiscal year ended December 31, 1999 by Henry Company's Chief Executive Officer and each of Henry Company's four other most highly compensated executive officers whose annual salary and bonus for the year ended December 31, 1999 exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                                LONG-TERM
                                        ANNUAL COMPENSATION          OTHER      INCENTIVE
                                   ------------------------------    ANNUAL       PLAN        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR      SALARY     BONUS     COMP.(1)   LTIP PAYOUT   COMPENSATION
---------------------------        --------   --------   --------   --------   -----------   ------------
Warner W. Henry..................    1999     $386,000   $     --   $14,500            --            --
  Chairman of the Board and          1998     $330,000   $     --   $25,542
  Chief Executive Officer

Richard B. Gordinier.............    1999      285,875    100,000    20,374            --
  President and Chief                1998      285,875    200,000    29,799
  Operating Officer

James Doose......................    1999      243,620     22,700     4,828            --            --
  President--Resin Technology        1998      237,450     40,800     6,155
  Company

Joseph T. Mooney.................    1999      350,000               11,620
  Vice Chairman of the Board         1998      241,760

S. Duncan Moffat.................    1999      177,000     45,100    21,522            --            --
  President, US Coatings Division    1998      165,000     52,500

------------------------

(1)"Other Annual Compensation" represents contributions to the accounts of the Named Executive Officers under Henry Company's Nonqualified Executive Deferral Plan and Profit Sharing/401(k) Plan. See "Executive Deferral Plan" and "Profit Sharing/401(k) Plan."

WARRANT GRANTS OUTSTANDING

    The following table provides certain information regarding warrants to purchase shares of Henry Company's capital stock outstanding to any Named Executive Officer during the fiscal years ended December 31, 1998 and 1999:

                       WARRANT GRANTS IN LAST FISCAL YEAR

                                                                 INDIVIDUAL GRANTS
                                        --------------------------------------------------------------------
                                        NUMBER OF     % OF TOTAL
                                        SECURITIES     WARRANTS
                                        UNDERLYING    GRANTED TO
                                         WARRANTS    EMPLOYEES IN   EXERCISE   EXPIRATION      GRANT DATE
NAME                                     GRANTED     FISCAL YEAR    PRICE(2)      DATE      PRESENT VALUE(3)
----                                    ----------   ------------   --------   ----------   ----------------
Warner W. Henry.......................   400,000(1)       100        $12.94      9/30/12         $44,000

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

PROFIT SHARING/401(k) PLAN

    Henry Company's Profit Sharing/401(k) Plan, as amended and restated as of January 1, 1995 (the "401(k) Plan") is a qualified profit sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed one year of service and attained the age of 21. Participants in the 401(k) Plan may contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,000. In addition, Henry Company may make annual discretionary matching contributions not to exceed 10% of a participant's annual compensation. Currently, participant contributions are matched at the rate of $0.50 for each dollar up to 4% of the participants compensation. Participating employees are 100% vested in participant contributions and become vested to a certain percentage of any Henry Company discretionary matching contributions according to the employee's years of service with Henry Company or its affiliates.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

    Henry Company has entered into employment agreements with Mr. Gordinier, Mr. Doose and Mr. Mooney.

    Mr. Gordinier's employment agreement entitles him to a base salary and a bonus, subject to annual review by the Executive Committee of the Board of Directors, and to certain other benefits, including reimbursement of certain club memberships. In 1999, Mr. Gordiner's base salary was $285,875 and his bonus was $100,000. Mr. Gordinier is also entitled to a bonus if a distribution of money or assets is made to the shareholders of the Company. If a distribution is made because of a sale of the Company, Mr. Gordinier would receive 10% of the sale amount in excess of $5,895,595, reduced by $200,000 and the outstanding balance of any outstanding loans to Mr. Gordinier (the "Reduction Amount"). In connection with Mr. Gordiner's employment, Henry Company has loaned him a total of $175,000 which does not bear interest. As of December 31, 1999, the aggregate amount outstanding under these loans was $175,000. If Mr.Gordinier voluntarily terminates his employment or if the Company terminates his employment for any reason other than "for cause" (as defined in the employment agreement), Mr. Gordinier is entitled to a one-year severance payment equal to his then salary and guaranteed bonus and a termination award (the "Termination Award"). The Termination Award is equal to 10% of the amount by which the fair market value of the Company exceeds $5,895,595, such fair market value to be determined by appraisal, subject to reduction by the Reduction Amount. The Company maintains a life insurance policy on the life of Mr. Gordinier in the amount of $2,000,000 to assist in funding the Termination Award. The Termination Award is payable in four equal annual installments, with the unpaid balance bearing interest at the Bank of America prime rate existing on the due date of the first installment. Mr. Gordinier's employment agreement automatically renews annually, unless terminated earlier by either party.

    Mr. Doose's employment agreement provides for a base salary, subject to annual cost-of-living and discretionary increases. For 1998, Mr. Doose's base salary was $243,620. Mr. Doose also receives annual bonuses based on the net operating profits of, and on the return on capital employed at, RTC. If Mr. Doose is terminated without cause, he is entitled to base compensation plus the bonus calculated on net operating profits for the remaining term of the agreement. The agreement contains a covenant restricting Mr. Doose from competing with Henry Company for two years after the termination of employment. Mr. Doose's employment agreement terminates January 1, 2004.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following sets forth information regarding beneficial ownership of the Common Stock and the Class A Common Stock of the Company as of December 31, 1999. Henry Company believes that persons and entities named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. There is no established public trading market for any class of Henry Company's equity securities. See "The Transactions."

                                                                   BENEFICIAL
                                                                  OWNERSHIP OF
                                 BENEFICIAL OWNERSHIP OF         CLASS A COMMON
                                      COMMON STOCK                    STOCK               TOTAL VOTING          TOTAL ECONOMIC
                              -----------------------------   ---------------------   POWER(1)(2)(3)(4)(5)   INTEREST(1)(2)(3)(4)
NAME AND ADDRESS              NUMBER OF                       NUMBER OF               --------------------   --------------------
OF BENEFICIAL OWNER             SHARES     PERCENT(1)(2)(3)     SHARES     PERCENT          PERCENT                PERCENT
-------------------           ----------   ----------------   ----------   --------   --------------------   --------------------
Warner W. Henry, Trustee,
  Warner W. Henry Living
  Trust(6)..................   388,000(1)        53.0%          18,000(4)   100.0%            74.7%                  54.1%
  2911 Slauson Ave.
  Huntington Park, CA
  90255

Terrill M. Gloege as Trustee
  of the William Warner
  Henry Trust established
  under the Henry Trust
  dated 9/17/93.............    64,106            8.8               --         --              4.7                    8.6
  2911 Slauson Ave.
  Huntington Park, CA 90255

Terrill M. Gloege as Trustee
  of the Catherine Anne
  Henry Trust established
  under the Henry Trust
  dated 9/17/93.............    64,106            8.8               --         --              4.7                    8.6
  2911 Slauson Ave.
  Huntington Park, CA 90255

Terrill M. Gloege as Trustee
  of the Michael Andrew
  Henry Trust established
  under the Henry Trust
  dated 9/17/93.............    64,106            8.8               --         --              4.7                    8.6
  2911 Slauson Ave.
  Huntington Park, CA 90255

Frederick H. Muhs...........    82,500(2)        11.3               --         --              6.1                   11.0

Joseph T. Mooney, Jr........    67,500(3)         9.2               --         --              5.0                    9.0

Carol F. Henry..............     1,682            0.2               --         --              0.1                    0.2

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases its Huntington Park headquarters and certain operating equipment from a family trust and living trust for which Warner W. Henry is the trustee pursuant to three separate real property leases and one equipment lease. These leases expire in 2002, 2006 and 2016. The total rent paid in 1998 and 1999 for the Huntington Park leases was approximately $424,904 each year. The Company leases additional property at its Huntington Park headquarters from Alamo Development Company. Frederick H. Muhs, a director of the Company, is a shareholder of Alamo Development Company along with certain other members of his family. The Company currently pays rent of $5,330 per month pursuant to this lease which is subject to annual adjustments to reflect changes in the Bank of America prime rate. The lease expires February 28, 2002 and provides for the Company's option to purchase the property upon six months written notice. The Company believes that the rent paid under the above leases represent substantially fair market value and that the other terms and conditions of the leases are commercially reasonable.

    Henry Company has made loans to Richard B. Gordinier for personal reasons pursuant to various loan agreements and promissory notes originated at various times since 1988 for one year terms that were subsequently extended for successive one year terms. The loans currently bear interest at Bank of America's prime rate, currently 8.5%, and may be prepaid without penalty. As of December 31, 1999, an aggregate of $461,181 was outstanding on these loans. In addition, Mr. Gordinier has received $175,000 of non-interest bearing loans in connection with his employment. See "Management-Employment Agreements and Compensation Arrangements."

    Henry Company performs certain administrative services for an affiliate, Henry II Inc., a California corporation, pursuant to an administrative services agreement that provides for payments from Henry II Inc. to Henry Company. These payments totaled $0.8 million in 1999. Henry II Company's shareholders are Warner W. Henry, Carol Henry, and certain trusts for the benefit of their children.

    At December 31, 1997, Henry Company received a note from Henry II Company for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II Inc. and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2002. The balance of such note was $1.9 million at December 31, 1999. In addition, at December 31, 1999, Henry II Company owed $2.1 million to Henry Company, representing past advances made on behalf of Henry II Company. The note evidencing this debt does not bear interest and is payable upon demand.

    Henry Company receives business and financial consulting services from The Muhs Company, Inc., of which Frederick H. Muhs, a director of the Company, is the President and controlling shareholder. Henry Company paid $36,000 for these services in 1998 and $96,000 in 1999. See "Executive Compensation."

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

REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

EXHIBITS

    See Exhibit Index

                                 HENRY COMPANY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report Of Independent Accountants...........................    F-2

Consolidated Balance Sheets As Of December 31, 1998 And
  1999......................................................    F-3

Consolidated Statements Of Operations For Each Of The Three
  Years In The Period Ended December 31, 1999...............    F-4

Consolidated Statements Of Changes In Shareholders' Equity
  For Each Of The Three Years In The Period Ended December
  31, 1999..................................................    F-5

Consolidated Statements Of Cash Flows For Each Of The Three
  Years In The Period Ended December 31, 1999...............    F-6

Notes To Consolidated Financial Statements..................    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors,
  Bond Holders and Shareholders
  of Henry Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Henry Company and subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Los Angeles, California
March 28, 2000

                                 HENRY COMPANY

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1999

                                                                  1998           1999
                                                              ------------   ------------
                                         ASSETS:
Current assets:
  Cash and cash equivalents.................................  $ 12,022,676   $    685,044
  Trade accounts receivable, net of allowance for doubtful
    accounts of $766,633 and $1,027,825 for 1998 and 1999,
    respectively............................................    19,798,709     21,349,756
  Inventories...............................................    14,787,345     15,606,752
  Receivables from affiliate................................     2,853,677      2,144,212
  Notes receivable..........................................       498,059        516,210
  Prepaid expenses and other current assets.................     2,449,184      2,564,743
                                                              ------------   ------------
    Total current assets....................................    52,409,650     42,866,717
Property and equipment, net.................................    35,370,224     36,751,720
Cash surrender value of life insurance, net.................     3,469,017      4,340,388
Intangibles, net............................................    31,777,329     29,401,525
Notes receivable............................................       376,308        354,462
Note receivable from affiliate..............................     1,863,072      1,863,072
Other.......................................................       248,200        349,326
                                                              ------------   ------------
    Total assets............................................  $125,513,800   $115,927,210
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable..........................................  $  9,640,787   $  7,662,800
  Accrued expenses..........................................     8,298,365      8,328,487
  Income taxes payable......................................       103,094        258,117
  Notes payable, current portion............................       330,224        124,994
  Borrowings under lines of credit..........................     1,657,500      2,629,837
                                                              ------------   ------------
    Total current liabilities...............................    20,029,970     19,004,235
Notes payable...............................................       642,915        516,214
Environmental reserve.......................................     3,432,371      3,375,025
Deferred income taxes.......................................     5,711,071      5,428,817
Deferred warranty revenue...................................     2,190,938      2,563,231
Deferred compensation.......................................     1,015,565      1,071,073
Series B Senior notes.......................................    85,000,000     81,400,000
                                                              ------------   ------------
    Total liabilities.......................................   118,022,830    113,358,595
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock......................     1,660,874      1,764,594
Shareholders' equity:.......................................
  Common stock..............................................     4,691,080      4,691,080
  Additional paid-in capital................................     2,622,867      2,519,147
  Cumulative translation adjustment.........................      (892,724)      (149,083)
  Accumulated deficit.......................................      (591,127)    (6,257,123)
                                                              ------------   ------------
    Total shareholders' equity..............................     5,830,096        804,021
                                                              ------------   ------------
    Total liabilities and shareholders' equity..............  $125,513,800   $115,927,210
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                         1997           1998           1999
                                                     ------------   ------------   ------------
Net sales..........................................  $ 67,423,603   $150,156,121   $178,704,656
Cost of sales......................................    46,412,828    105,142,584    124,906,198
                                                     ------------   ------------   ------------
    Gross profit...................................    21,010,775     45,013,537     53,798,458

Operating expenses:
  Selling, general and administrative..............    17,508,108     35,028,475     47,240,676
  Amortization of intangibles......................       137,241      2,081,321      3,550,616
                                                     ------------   ------------   ------------
    Operating income...............................     3,365,426      7,903,741      3,007,166

Other expense (income):
  Interest expense.................................     1,464,665      6,566,680      9,194,496
  Interest and other income, net...................      (320,547)      (243,493)      (224,103)
                                                     ------------   ------------   ------------
    Income (loss) before extraordinary item........     2,221,308      1,580,554     (5,963,227)
    Extraordinary gain related to early
      extinguishment of debt, net of taxes of
      $400,800.....................................            --             --       (601,200)
                                                     ------------   ------------   ------------
  Income (loss) before income taxes................     2,221,308      1,580,554     (5,362,027)
Provision (benefit) for income taxes...............        33,320        509,342        303,969
                                                     ------------   ------------   ------------
  Net income (loss)................................  $  2,187,988   $  1,071,212   $ (5,665,996)
                                                     ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                  COMMON STOCK
                              ---------------------   ADDITIONAL   CUMULATIVE
                               ISSUED                  PAID-IN     TRANSLATION   ACCUMULATED
                               SHARES      AMOUNT      CAPITAL     ADJUSTMENT      DEFICIT        TOTAL
                              --------   ----------   ----------   -----------   -----------   -----------
Balance, December 31,
  1996.....................   200,100    $2,853,669   $2,682,152            --   $(2,601,451)  $ 2,934,370
  Net income...............        --            --           --            --     2,187,988     2,187,988
                              -------    ----------   ----------   -----------   -----------   -----------
Balance, December 31,
  1997.....................   200,100     2,853,669    2,682,152            --      (413,463)    5,122,358
Merger of Warner
  Development Company of
    Texas into Henry
    Company................      (100)     (162,589)     162,589            --            --            --
Issuance of common stock...    27,500     2,000,000           --            --            --     2,000,000
Dividend to shareholders...        --            --           --            --    (1,248,876)   (1,248,876)
Accretion on redeemable
  convertible preferred
  stock....................        --            --     (221,874)           --                    (221,874)
Comprehensive income:
  Net income...............        --            --           --            --     1,071,212     1,071,212
  Other comprehensive
    income:
    Change in cumulative
      translation
      adjustment...........        --            --           --   $  (892,724)           --      (892,724)
                                                                                               -----------
      Total comprehensive
        income.............        --            --           --            --            --       178,488
                              -------    ----------   ----------   -----------   -----------   -----------
Balances, December 31,
  1998.....................   227,500     4,691,080    2,622,867      (892,724)     (591,127)    5,830,096
Accretion on redeemable
  convertible preferred
  stock....................        --            --     (103,720)           --                    (103,720)
Comprehensive income:
  Net income (loss)........        --            --           --            --    (5,665,996)   (5,665,996)
  Other comprehensive
    income (loss):
    Change in cumulative
      translation
      adjustment...........        --            --           --       743,641            --       743,641
                                                                                               -----------
      Total comprehensive
        income (loss)......        --            --           --            --            --    (4,922,355)
                              -------    ----------   ----------   -----------   -----------   -----------
Balances, December 31,
  1999.....................   227,500    $4,691,080   $2,519,147   $  (149,083)  $(6,257,123)  $   804,021
                              =======    ==========   ==========   ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                 HENRY COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999

                                                                 1997          1998           1999
                                                              -----------   -----------   ------------
Cash flows from operating activities:
  Net income (loss).........................................  $ 2,187,988   $ 1,071,212   $ (5,665,996)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    1,332,134     2,812,473      3,620,651
    Provision for doubtful accounts.........................      179,374       501,840        235,437
    Deferred income taxes...................................           --      (388,118)      (283,654)
    Noncompetition and goodwill amortization................      137,241     2,081,321      3,550,616
    Interest on subordinated shareholder debt...............      345,441       176,506             --
    (Gain) loss on disposal of property and equipment.......        2,278       (47,034)         3,421
    Gain on purchase of bonds...............................           --            --       (601,200)
    Changes in operating assets and liabilities, net of
      assets acquired:
      Accounts receivable...................................   (1,402,006)    7,338,355     (1,249,065)
      Inventories...........................................       64,126     2,040,917       (432,147)
      Receivables from affiliates...........................    2,033,432      (589,336)       709,465
      Notes receivable......................................       23,859        24,008         42,841
      Cash surrender value of life insurance................     (665,804)     (138,712)      (564,676)
      Other assets..........................................     (150,535)     (636,959)       (37,323)
      Accounts payable and accrued expenses.................      378,293    (4,393,596)    (2,594,036)
      Deferred warranty revenue.............................      169,138       188,370        372,293
      Deferred compensation.................................      145,838       (60,622)        55,508
                                                              -----------   -----------   ------------
        Net cash provided (used in) by operating
          activities........................................    4,780,797     9,980,625     (2,837,865)
                                                              -----------   -----------   ------------
Cash flows from investing activities:
  Capital expenditures......................................     (801,239)   (2,996,720)    (4,184,421)
  Proceeds from the disposal of property and equipment......       50,874       131,532         76,807
  Acquisition of business, net of cash acquired.............     (134,779)  (45,113,700)    (2,645,401)
  Investment in affiliate...................................      (64,189)      (30,645)       (30,127)
                                                              -----------   -----------   ------------
        Net cash used in investing activities...............     (949,333)  (48,009,533)    (6,783,142)
                                                              -----------   -----------   ------------
Cash flows from financing activities:
  Net borrowings (repayments) under line-of-credit
    agreements..............................................   (3,091,147)  (16,652,881)       972,337
  Repayments under note payable agreements..................     (604,370)  (11,503,405)      (331,931)
  Borrowings under note payable agreements..................      427,278            --             --
  Payments on subordinated shareholder debt.................     (744,530)   (5,199,972)            --
  Payments of finance fees for note offering................           --    (2,550,000)            --
  Proceeds from Series B Senior Notes.......................           --    85,000,000             --
  Purchase of Series B Senior Notes.........................           --            --     (2,564,000)
  Proceeds from issuance of common stock....................           --     2,000,000             --
  Proceeds from issuance of preferred stock.................           --       600,000             --
  Dividends paid............................................           --    (1,248,876)            --
                                                              -----------   -----------   ------------
        Net cash (used in) provided by financing
          activities........................................   (4,012,769)   50,444,866     (1,923,594)
                                                              -----------   -----------   ------------
  Effect of exchange rate changes on cash...................           --      (512,139)       206,969
                                                              -----------   -----------   ------------
        Net increase (decrease) in cash and cash
          equivalents.......................................     (181,305)   11,903,819    (11,337,632)
  Cash and cash equivalents, beginning of year..............      300,162       118,857     12,022,676
                                                              -----------   -----------   ------------
  Cash and cash equivalents, end of year....................  $   118,857   $12,022,676   $    685,044
                                                              ===========   ===========   ============

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

    Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in "Accounts Payable" in the accompanying balance sheet. At December 31, 1998 there were no overdraft balances and at December 31, 1999 these overdraft balances amounted to $1,096,000.

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

    Depreciation periods are as follows:


Buildings...................................................         25 to 30 years
Machinery and equipment.....................................                6 years
Office furniture and equipment..............................                5 years
Automotive equipment........................................           3 to 5 years
Leasehold improvements......................................  Primary term of lease
Other.......................................................                5 years

    Additions, major renewals and betterments are capitalized. Repair and maintenance costs are expensed as incurred. Upon sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the appropriate accounts and any corresponding gain or loss is included in income in the year the asset is disposed.

INTANGIBLES

    Intangibles are comprised primarily of costs in excess of the fair value of net assets acquired, acquisition-related costs, financing fees and noncompetition agreements related to acquisitions. Intangible assets are being amortized over periods ranging from 6 to 15 years. At December 31, 1998 and 1999, accumulated amortization related to intangibles totalled $1,624,534 and $4,324,462, respectively.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses include all costs associated with marketing and distributing the Company's products. Also included in selling, general and administrative expenses are research and development costs. Research and development costs incurred in developing and improving product formulae are charged to expense in the year incurred. Total research and development costs were $320,275, $1,037,703 and $1,582,468 for the years ended December 31, 1997, 1998 and 1999, respectively.

ADVERTISING AND PROMOTION COSTS

    All costs associated with advertising and promoting products are expensed in the year incurred and are included in selling, general and administrative expenses. Advertising and promotion expenses were $1,004,221, $3,025,741 and $4,375,061 for the years ended December 31, 1997, 1998 and 1999, respectively.

FOREIGN CURRENCY TRANSLATION

    The assets and liabilities of the Company's wholly-owned Canadian subsidiaries are translated from Canadian dollars to U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. During December 31, 1998 and 1999, the aggregate foreign exchange gains included in operations were $48,700 and $128,446, respectively.

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

    Concentration of credit risk with respect to trade receivables is derived from the Company's largest customer, which represents approximately 8.2% and 12.1% at December 31, 1998 and 1999, respectively. This customer also accounted for approximately 15% of net sales in fiscal year 1997, 8% of net sales in fiscal year 1998 and 8.6% of net sales in fiscal year 1999. However, the majority of the Company's customers are geographically diverse roofing distributors and contractors located throughout the United States and eastern Canada, which limits the extent of trade credit risk. The Company also maintains credit insurance that provides substantial reimbursement for actual credit losses relating to its Henry Coatings Division. In addition, the Company controls credit risk through credit approvals, credit limits and monitoring procedures.

THE VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments such as certain insurance contracts and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments are derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts receivable, accounts payable, accrued liabilities and short-term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The Company's long-term debt is primarily comprised of senior notes with a carrying value of $81.4 million at December 31, 1999. The fair value of the senior notes was $65.5 million at December 31, 1999.

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this statement to have a significant impact on the Company's financial position, results of operations or cash flows.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policy.

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

                                 HENRY COMPANY

2. BUSINESS ACQUISITION AND NOTE OFFERING , CONTINUED:
    In accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations," the following unaudited pro forma summary presents the results of operations of the Company as if the Acquisition and Offering had occurred as of the beginning of each period presented. The pro forma adjustments include the results of operations for Monsey Bakor for the period prior to the Acquisition, adjustment for compensation expense in excess of amounts paid under new employment agreements, amortization of intangible assets created as a result of the Acquisition, interest expense on the debt issued as part of the Offering, and related income tax effects. The unaudited pro forma financial information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the Company and Monsey Bakor had been a single entity during the years ended December 31, 1997 and 1998, nor is such information indicative of the results of operations which may occur in the future.

                                                           UNAUDITED
                                                -------------------------------
                                                         FOR THE YEAR
                                                      ENDED DECEMBER 31,
                                                -------------------------------
                                                    1997               1998
                                                ------------       ------------
Net sales.....................................  $180,598,592       $183,996,121
                                                ============       ============
Net loss......................................  $ (2,688,548)      $   (970,175)
                                                ============       ============

    The intangible assets created as a result of the Acquisition and aggregate amortizable lives are as follows:

                                                                    AMORTIZABLE
                                                        AMOUNT         LIFE
                                                      -----------   -----------
Excess of cost over the estimated fair value of net
  assets acquired...................................  $20,329,420   15 years
Noncompetition agreements...........................    3,227,000   10 years
Financing fees......................................    2,550,000   10 years
Acquisition-related costs...........................    2,188,700   10 years
                                                      -----------
                                                      $28,295,120
                                                      ===========

3. INVENTORIES:

    Inventories consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1998          1999
                                                     -----------   -----------
Raw materials......................................  $ 7,240,227   $ 7,333,325
Finished goods.....................................    7,547,118     8,273,427
                                                     -----------   -----------
                                                     $14,787,345   $15,606,752
                                                     ===========   ===========

                                 HENRY COMPANY

4. PROPERTY AND EQUIPMENT, NET:

    Property and equipment consist of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
Buildings...................................................  $13,634,579   $14,621,684
Machinery and equipment.....................................   23,898,403    26,799,922
Office furniture and equipment..............................    3,241,389     6,236,473
Automotive equipment........................................    1,635,230     1,521,456
Leasehold improvements......................................    3,145,244     3,183,658
Other.......................................................      330,695       454,834
                                                              -----------   -----------
                                                               45,885,540    52,818,027
Less, accumulated depreciation and amortization.............   16,338,442    20,449,525
                                                              -----------   -----------
                                                               29,547,098    32,368,502
Land........................................................    3,298,139     3,475,849
Construction-in-progress....................................    2,524,987       907,369
                                                              -----------   -----------
                                                              $35,370,224   $36,751,720
                                                              ===========   ===========

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

                                 HENRY COMPANY

5. LONG-TERM DEBT AND CREDIT FACILITIES , CONTINUED:

    Long-term debt and credit facilities consists of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1998          1999
                                                              -----------   -----------
10.0% Series B Senior Notes due April 2008..................  $85,000,000   $81,400,000
Canadian bank line of credit borrowings, subject to annual
  confirmation, interest rate at prime plus 0.5% (7.75% at
  December 31, 1998 and 8.064% at December 31, 1999)........    1,657,500     2,492,640
Line of credit borrowing, at the bank's prime interest rate
  (7.75% at December 31, 1998 and 8.50% at December 31,
  1999).....................................................           --       137,197
Term note payable, with interest at 9.25% and 8.75% at
  December 31, 1997 and 1998, respectively, interest and
  principal payable quarterly, principal installments of
  $75,000, due in fiscal year 1999..........................       75,000            --
Term note payable to third party, with interest at 8.5% at
  December 31, 1998 and 1999, respectively, principal and
  interest payable monthly in installments of $4,848, due in
  fiscal year 2007..........................................      478,279       460,056
Other notes payable, with unpaid amounts of interest ranging from 6.0% to 8.5%, at December 31, 1998 and 1999 total
  monthly payments amount to $22,010, due in the fiscal
  years 2000 through 2003...................................      419,860       181,152
                                                              -----------   -----------
                                                               87,630,639    84,671,045
Less, current maturities....................................    1,987,724     2,754,831
                                                              -----------   -----------
                                                              $85,642,915   $81,916,214
                                                              ===========   ===========

    The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries, Kimberton Enterprises, Inc. and Grundy Industries, Inc. (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 14 for the Guarantor Condensed Consolidating Financial Statements.

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

    As of December 31, 1999 the Company was not in compliance with certain financial and nonfinancial covenants related to the Company's credit facility.

                                 HENRY COMPANY

5. LONG-TERM DEBT AND CREDIT FACILITIES , CONTINUED:
    The following are future maturities of long-term debt and credit facilities for each of the next five years ending December 31 and total thereafter:

2000........................................................  $ 2,754,831
2001........................................................       49,570
2002........................................................       51,323
2003........................................................       38,404
2004........................................................       25,572
Thereafter..................................................   81,751,345
                                                              -----------
  Total.....................................................  $84,671,045
                                                              ===========

6. INCOME TAXES:

    The significant components of the provision (benefit) for income taxes for the years ended December 31, 1998 and 1999 are as follows:

                                                          1998        1999
                                                        ---------   ---------
Current:
  Federal.............................................  $ 534,973   $      --
  State...............................................    169,891          --
  Foreign.............................................    293,544     681,896
                                                        ---------   ---------
                                                          998,408     681,896
                                                        ---------   ---------
Deferred:
  Federal.............................................   (537,001)   (207,557)
  State...............................................   (117,521)   (170,370
  Foreign.............................................    165,456           0
                                                        ---------   ---------
                                                         (489,066)   (377,927)
                                                        ---------   ---------
                                                        $ 509,342     303,969
                                                        =========   =========

                                 HENRY COMPANY

6. INCOME TAXES , CONTINUED:
    The Company's effective tax rate differs from the federal statutory tax rate for the years ended December 31, 1998 and 1999 as follows:

                                                                1998       1999
                                                              --------   --------
Provision for income taxes at the federal statutory tax
  rate......................................................     34%       (34)%
State taxes net of federal tax benefit......................      7         (6)
Foreign income taxes in excess of U.S. statutory rate.......      6         20
Recognition of deferred tax benefits upon conversion to C
  status....................................................    (56)        --
Nondeductible intangibles...................................     43         26
Income not subject to federal and state income tax prior to
  conversion to C status....................................     (7)        --
Nondeductible business expenses.............................      6          5
Nondeductible life insurance................................      4         --
Other, net..................................................     (5)        (2)
                                                                ---        ---
                                                                 32%         9%
                                                                ===        ===

    Income (loss) before income taxes of the Company's Canadian operations was $(281,974) for the year ended December 31, 1999.

    The deferred tax provision (benefit) recognized as a result of the conversion from S corporation status to a C Corporation status and the related recognition of deferred taxes is as follows:

Allowance and reserves deductible in the future.............  $(172,218)
Deferred revenue............................................   (871,597)
Depreciation................................................    644,825
Other accruals..............................................   (483,447)
                                                              ---------
  Net deferred tax benefit from conversion..................  $(882,437)
                                                              =========

                                 HENRY COMPANY

6. INCOME TAXES , CONTINUED:
    The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                        1998          1999
                                                     -----------   -----------
Deferred tax assets:
  Environmental reserve............................  $ 1,441,596   $ 1,461,386
  Allowances and reserves deductible in the
    future.........................................      259,405       445,065
  Inventory capitalization.........................      130,490       211,372
  Deferred revenue.................................    1,011,460     1,109,879
  Other accruals...................................      439,740       463,775
                                                     -----------   -----------
  Deferred tax assets..............................    3,282,691     3,691,477
                                                     -----------   -----------
Deferred tax liabilities:
  Depreciation.....................................   (3,159,887)   (2,685,994)
  Deferred gain on discharge of liability..........   (1,106,891)   (1,850,503)
  Asset step-up due to valuation increase..........   (4,109,519)   (3,839,836)
  Net operating loss...............................           --      (221,557)
  Inventory reserve................................     (529,912)     (260,684)
  Deferred gain Senior Notes repurchase............           --      (260,320)
  Other accruals...................................      (87,553)       (1,400)
                                                     -----------   -----------
  Deferred tax liabilities.........................   (8,993,762)   (9,120,294)
                                                     -----------   -----------
    Net deferred tax liability.....................  $(5,711,071)  $(5,428,817)
                                                     ===========   ===========

7. COMMITMENTS AND CONTINGENCIES:

    The Company conducts certain operations out of leased facilities, including the corporate office and divisional warehouses. The lease terms range from 1 to 6 years and begin to expire in 2000. Certain of the Company's operating lease agreements provide for escalation of payments, which are based on fluctuations of certain published cost-of-living indices. The Company also leases certain land, buildings and equipment from related parties, with terms expiring in 2000. Various leases also contain certain renewal options.

    Total rent expense was $1,223,744 and $1,487,854 for the years ended December 31, 1998 and 1999, respectively. Included in rent expense is rent paid to related parties of $757,539 and $767,923 for the years ended December 31, 1998 and 1999, respectively. The minimum rental commitments for land, buildings and equipment under all noncancelable operating leases, with lease terms in excess of one year, are as follows:

2000........................................................   1,581,169
2001........................................................   1,384,410
2002........................................................   1,140,586
2003........................................................     889,188
2004........................................................     473,891
  Thereafter................................................     424,898
                                                              ----------
                                                              $5,894,142
                                                              ==========

                                 HENRY COMPANY

7. COMMITMENTS AND CONTINGENCIES , CONTINUED:
    Included in the annual minimum rental commitments are operating lease payments due to related parties of $770,450 in 2000, $768,050 in 2001, $708,470 in 2002, $697,514 in 2003, $432,316 in 2004 and $424,898 thereafter.

    The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                      1997         1998         1999
                                                   ----------   ----------   ----------
CASH PAID DURING THE YEAR FOR:
  Interest.......................................  $1,461,977   $4,893,760   $8,807,940
  Income taxes...................................  $    1,600   $2,098,969   $  924,442

    NON-CASH TRANSACTIONS

    At December 31, 1997, the Company sold property to the Henry II division of The Henry Wine Group ("Wine Group") for the net book value of $1,863,072. This transaction is excluded from the statement of cash flows for the year ended December 31, 1997 as the consideration was received in the form of a note, as more fully described in Note 10.

9. PROFIT-SHARING AND PENSION PLAN:

    The Company sponsors a deferred qualified profit-sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed one year of service. Contributions made to the profit-sharing plan by the Company are based on the Company's performance and are at the discretion of the Board of Directors. Total Company contributions for fiscal years ended December 31, 1997, 1998 and 1999 were $320,830, $444,631 and $0, respectively. Participants in the 401(k) Plan may contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,000 of a participant's annual compensation. In 1999, the 401(k) plan was amended to include a discretionary Company matching contribution to eligible participants. For 1999, participant contributions were matched at the rate of $.50 for each dollar up to 4% of the participants' compensation. Total Company matching contributions for year ending December 31, 1999 were $212,828.

    Hourly employees at the Huntington Park, Kimberton and Rock Hill facilities are covered by multi-employer union plans to which the Company makes periodic contributions as determined by collective bargaining agreements. The Company is also subject to additional charges as determined by the plans' trustees during the term of the agreement to maintain the current level of health and welfare benefits. The information with respect to the plans' net assets and actuarial present value of accumulated plan benefits are not determinable due to the nature of the plans. The costs incurred during the years ended December 31, 1997, 1998 and 1999 were $71,532, $271,244 and $301,817, respectively. The increase in 1998 is primarily due to the Monsey Bakor acquisition.

                                 HENRY COMPANY

10. RELATED PARTIES:

    The Company is obligated under certain leases at December 31, 1999 and has incurred rent expense in 1998 and 1999 with related parties, as more fully described in Note 7.

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

    The Company charges the Wine Group certain direct administrative costs for services provided by the Company's finance, human resources, and management information systems departments. The administrative costs charged totaled $199,000 for the year ended 1997. In 1998, the Company entered into a new administrative services agreement with the Wine Group for reimbursement of administrative services provided by the Company. The administrative cost charged in 1998 and 1999 totaled $1,255,130 and $775,000, respectively.

    As of December 31, 1998 and 1999, notes receivable in the accompanying balance sheet include outstanding principal and accrued interest due from the Company's President in the amount of $601,672 and $636,181, respectively. The notes bear interest at Bank of America's First Rate and are payable in installments or lump sum payments due through December 31, 1999 with the exception of $175,000 which is noninterest bearing and is due and payable upon termination of the President's employment.

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

                                 HENRY COMPANY

11. CAPITAL STOCK , CONTINUED:
    As of December 31, 1998 and 1999, common stock is composed of the following:

                                                                 1998         1999
                                                              ----------   ----------
Henry Company, common stock, no par value, stated value $5
  per share, 100,000 shares authorized, issued and
  outstanding...............................................  $  500,000   $  500,000
Henry Company, common stock, no par value, stated value
  $21.78 per share, 94,000 shares authorized, issued and
  outstanding...............................................   2,047,320    2,047,320
Henry Company, common stock, no par value, stated value
  $72.73 per share, 27,500 share authorized, issued and
  outstanding...............................................   2,000,000    2,000,000
Warner Development of Texas, common stock, no par value,
  stated value $1,616.20 per share, 94 shares authorized,
  issued and outstanding....................................          --           --
Henry Company, super voting class A common stock, no par
  value, stated value $23.96 per share, 6,000 shares
  authorized, issued and outstanding........................     143,760      143,760
Warner Development of Texas, super voting class A common
  stock, no par value, stated value $1,777.82 per share, 6
  shares authorized, issued and outstanding.................          --           --
                                                              ----------   ----------
                                                              $4,691,080   $4,691,080
                                                              ==========   ==========

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

    The warrants have an initial exercise price that exceeds the fair value of the capital stock at the date of grant. The grant date present value of each warrant is estimated at 114 or an aggregate of $44,000 using the Black-Scholes pricing model, using the following assumptions: risk-free interest rate at 6.0%; expected warrant life of 15 years; volatility of 20.0%; forfeiture rate zero
(0); no expected dividends; and no adjustments for nontransferability. As of December 31, 1999, no warrants have been exercised.

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

                                 HENRY COMPANY

13. SEGMENT AND GEOGRAPHIC INFORMATION:

    During 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which requires the Company to report information about its operating segments using a management approach.

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

                                                         HENRY          RESIN
                                                        COATINGS     TECHNOLOGY
                                                        DIVISION      DIVISION        TOTAL
                                                      ------------   -----------   ------------
                        1999
Net sales...........................................  $160,209,476   $18,495,180   $178,704,656
Gross profit........................................    50,512,550     3,285,908     53,798,458
Operating income....................................     2,938,915        68,251      3,007,166
Depreciation and amortization.......................     6,976,246       195,021      7,171,267
Total assets........................................   103,302,671    12,624,539    115,927,210
Capital expenditures................................     4,024,680       159,741      4,184,421
                        1998
Net sales...........................................  $130,054,094   $20,102,027   $150,156,121
Gross profit........................................    41,240,101     3,773,436     45,013,537
Operating income....................................     7,491,372       412,369      7,903,741
Depreciation and amortization.......................     4,666,246       227,548      4,893,794
Total assets........................................   112,978,409    12,535,391    125,513,800
Capital expenditures................................     2,875,566       121,154      2,996,720
                        1997
Net sales...........................................  $ 47,828,812   $19,594,791   $ 67,423,603
Gross profit........................................    17,494,453     3,516,322     21,010,775
Operating income....................................     2,521,895       843,531      3,365,426
Depreciation and amortization.......................     1,253,340       216,035      1,469,375
Total assets........................................    18,527,327    11,890,320     30,417,647
Capital expenditures................................       648,306       152,933        801,239

                                 HENRY COMPANY

13. SEGMENT AND GEOGRAPHIC INFORMATION , CONTINUED:
    The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the Acquisition, the Company had no foreign operations. Summarized geographic data related to the Company's operations for 1998 and 1999 are as follows:

                                                                   LONG-LIVED
                                                     NET SALES       ASSETS
                                                    ------------   -----------
                       1999

United States.....................................  $148,874,641   $64,139,481
Canada............................................    29,830,015     8,921,012
                                                    ------------   -----------
    Total.........................................  $178,704,656   $73,060,493
                                                    ============   ===========
                       1998
United States.....................................  $129,492,180   $64,555,982
Canada............................................    20,663,941     8,548,168
                                                    ------------   -----------
    Total.........................................  $150,156,121   $73,104,150
                                                    ============   ===========

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

    The Company's United States subsidiaries, Kimberton Enterprises, Inc. and Grundy Industries, Inc. (the "Guarantor Subsidiaries") are unconditional guarantors, on a full, joint and several basis, of the Company's debt represented by the Senior Notes. The Company's Canadian subsidiaries are not guarantors of the Senior Notes.

    Condensed consolidating financial statements of the Guarantors are combined with the Henry Company and are presented below. Separate financial statements of the Guarantor Subsidiaries are not presented and the Guarantor Subsidiaries are not filing separate reports under the Exchange Act because the Subsidiary Guarantors have fully and unconditionally guaranteed the Senior Notes on a joint and several basis under the guarantees and management has determined that separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not material to investors.

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS: , CONTINUED
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 1999

                                         HENRY COMPANY
                                            (PARENT
                                         CORPORATION)                   CONSOLIDATED
                                         AND GUARANTOR   NONGUARANTOR   ELIMINATION    CONSOLIDATED
                                         SUBSIDIARIES    SUBSIDIARIES     ENTRIES         TOTAL
                                         -------------   ------------   ------------   ------------
                ASSETS:
Current assets:
  Cash and cash equivalents............  $    683,138    $     1,906              --   $    685,044
  Accounts receivable, net.............    17,969,205      3,380,551              --     21,349,756
  Inventories..........................    12,203,913      3,402,839              --     15,606,752
  Receivables from affiliate...........     5,561,087      1,929,938    $ (5,346,813)     2,144,212
  Notes receivable.....................       516,210             --              --        516,210
  Prepaid expenses and other current
    assets.............................     2,445,213        119,530              --      2,564,743
                                         ------------    -----------    ------------   ------------
    Total current assets...............    39,378,766      8,834,764      (5,346,813)    42,866,717
Property and equipment, net............    30,528,264      6,223,456              --     36,751,720
Investment in subsidiaries.............     8,689,690             --      (8,564,729)       124,961
Cash surrender value of life insurance,
  net..................................     4,340,388             --              --      4,340,388
Intangibles, net.......................    26,716,259      2,685,266              --     29,401,525
Notes receivable.......................       354,462             --              --        354,462
Note receivable from affiliate.........     1,863,072             --              --      1,863,072
Other..................................       212,075         12,290              --        224,365
                                         ------------    -----------    ------------   ------------
    Total assets.......................  $112,082,976    $17,755,776    $(13,911,542)  $115,927,210
                                         ============    ===========    ============   ============

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS: , CONTINUED
                CONDENSED CONSOLIDATING BALANCE SHEET, CONTINUED
                            AS OF DECEMBER 31, 1999

                                         HENRY COMPANY
                                            (PARENT
                                         CORPORATION)                   CONSOLIDATED
                                         AND GUARANTOR   NONGUARANTOR   ELIMINATION    CONSOLIDATED
                                         SUBSIDIARIES    SUBSIDIARIES     ENTRIES         TOTAL
                                         -------------   ------------   ------------   ------------
 LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable.....................  $  6,308,881    $ 1,353,919              --   $  7,662,800
  Accrued expenses.....................     7,281,856      1,046,631              --      8,328,487
  Intercompany payables................     1,929,938      3,416,875    $ (5,346,813)            --
  Notes payable, current portion.......        70,641         54,353              --        124,994
  Income taxes payable.................       169,038         89,079              --        258,117
  Borrowings under line of credit......       137,197      2,492,640              --      2,629,837
                                         ------------    -----------    ------------   ------------
    Total current liabilities..........    15,897,551      8,453,497      (5,346,813)    19,004,235
Notes payable..........................       516,214             --              --        516,214
Environmental reserve..................     3,375,025             --              --      3,375,025
Deferred income taxes..................     3,578,314      1,850,503              --      5,428,817
Deferred warranty revenue..............     2,563,231             --              --      2,563,231
Deferred compensation..................     1,071,073             --              --      1,071,073
Senior notes...........................    81,400,000             --              --     81,400,000
                                         ------------    -----------    ------------   ------------
    Total liabilities..................   108,401,408     10,304,000      (5,346,813)   113,358,595
Redeemable convertible preferred
  stock................................     1,764,594             --              --      1,764,594
Shareholders' equity:
  Common stock.........................     4,691,080      7,194,402      (7,194,402)     4,691,080
  Additional paid-in capital...........     2,519,147             --              --      2,519,147
  Cumulative translation adjustment....            --       (737,083)        588,000       (149,083)
  Accumulated (deficit) retained
    earnings...........................    (5,293,253)       994,457      (1,958,327)    (6,257,123)
                                         ------------    -----------    ------------   ------------
    Total shareholders' equity.........     1,916,974      7,451,776      (8,564,729)       804,021
                                         ------------    -----------    ------------   ------------
    Total liabilities and shareholders'
      deficit..........................  $112,082,976    $17,755,776    $(13,911,542)  $115,927,210
                                         ============    ===========    ============   ============

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS , CONTINUED

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                         HENRY COMPANY
                                            (PARENT
                                          CORPORATION)                   CONSOLIDATED
                                         AND GUARANTOR    NONGUARANTOR   ELIMINATION    CONSOLIDATED
                                          SUBSIDIARIES    SUBSIDIARIES     ENTRIES         TOTAL
                                         --------------   ------------   ------------   ------------
Net sales..............................  $  156,086,424   $29,830,015    $(7,211,783)   $178,704,656
Cost of sales..........................     109,910,900    22,332,889     (7,337,591)    124,906,198
                                         --------------   -----------    -----------    ------------
    Gross profit.......................      46,175,524     7,497,126        125,808      53,798,458
Operating expenses:
  Selling, general and
    administrative.....................      39,635,394     7,479,474        125,808      47,240,676
  Amortization of intangibles..........       3,429,336       121,280             --       3,550,616
                                         --------------   -----------    -----------    ------------
    Operating income (loss)............       3,110,794      (103,628)            --       3,007,166
Other expense (income):
  Interest expense.....................       9,016,150       178,346             --       9,194,496
  Interest and other income, net.......        (224,103)           --             --        (224,103)
                                         --------------   -----------    -----------    ------------
  Loss before provision/(benefit) for
    income taxes.......................      (5,681,253)     (281,974)            --      (5,963,227)
Extraordinary gain related to early
  extinguishment of debt, net of taxes
  of $400,800..........................        (601,200)           --             --        (601,200)
                                         --------------   -----------    -----------    ------------
Loss before benefit for income taxes...      (5,080,053)     (281,974)            --      (5,362,027)
Provision (benefit) for income taxes...        (377,927)      681,896             --         303,969
                                         --------------   -----------    -----------    ------------
    Net loss...........................  $   (4,702,126)  $  (963,870)            --    $ (5,665,996)
                                         ==============   ===========    ===========    ============

                                 HENRY COMPANY

14. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS , CONTINUED
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                          HENRY COMPANY
                                             (PARENT
                                          CORPORATION)                   CONSOLIDATED
                                          AND GUARANTOR   NONGUARANTOR   ELIMINATION    CONSOLIDATED
                                          SUBSIDIARIES    SUBSIDIARIES     ENTRIES         TOTAL
                                          -------------   ------------   ------------   ------------
Net cash used in operating activities...  $ (1,897,982)    $ (939,883)            --    $ (2,837,865)
Cash flows from investing activities:
  Capital expenditures..................    (3,543,295)      (641,126)            --      (4,184,421)
  Proceeds from the disposal of property
    and equipment.......................        75,125          1,682             --          76,807
  Acquisition of business, net of cash
    acquired............................    (2,645,401)            --             --      (2,645,401)
  Investment in affiliate...............       (30,127)            --             --         (30,127)
                                          ------------     ----------    -----------    ------------
    Net cash used in investing
      activities........................    (6,143,698)      (639,444)            --      (6,783,142)
                                          ------------     ----------    -----------    ------------
Cash flows from financing activities:
  Net repayments under line-of-credit
    agreements..........................       137,197        835,140             --         972,337
  Repayments under notes payable
    agreements..........................      (151,959)      (179,972)            --        (331,931)
  Purchase of Series B Senior Notes.....    (2,564,000)            --             --      (2,564,000)
                                          ------------     ----------    -----------    ------------
  Net cash (used in) provided by
    financing activities................    (2,578,762)       655,168             --      (1,923,594)
    Effect of changes in exchange rate
      on cash...........................            --        206,969             --         206,969
                                          ------------     ----------    -----------    ------------
    Net decrease in cash and cash
      equivalents.......................   (10,620,442)      (717,190)            --     (11,337,632)
  Cash and cash equivalents, beginning
    of year.............................    11,303,580        719,096             --      12,022,676
                                          ------------     ----------    -----------    ------------
    Cash and cash equivalents, end of
      year..............................  $    683,138     $    1,906    $        --    $    685,044
                                          ============     ==========    ===========    ============

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

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
              /s/ RICHARD B. GORDINIER
     -------------------------------------------       President, Chief Operating     March 30, 2000
                Richard B. Gordinier                     Officer and Director

                /s/ JEFFREY A. WAHBA
     -------------------------------------------       Chief Financial Officer,       March 30, 2000
                  Jeffrey A. Wahba                       Secretary and Director

                 /s/ GARY T. SPENCE
     -------------------------------------------       Corporate Controller           March 30, 2000
                   Gary T. Spence

              /s/ JOSEPH T. MOONEY JR.
     -------------------------------------------       Vice Chairman of the Board     March 30, 2000
                Joseph T. Mooney Jr.

                /s/ FREDERICK H. MUHS
     -------------------------------------------       Director                       March 30, 2000
                  Frederick H. Muhs

                                 HENRY COMPANY
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION
-------                     -----------
         2.1 *              Stock Purchase Agreement between Henry Company and the
                              Shareholders of Monsey Products Co. of February 27, 1998
         2.2 *              Amendment to Stock Purchase Agreement between Henry Company
         3.1 *              Certificate of Amendment and Restatement of Articles of
                              Incorporation of Henry Company
         3.2 *              Bylaws of Henry Company
         4.1 *              Indenture dated as of April 22, 1998 between the Company,
                              each of the guarantors named therein and U.S. Trust
                              Company of California, N.A., as Trustee, including forms
                              of Senior Notes
         4.2 *              Registration Rights Agreement dated as of April 22, 1998 by and among the Company, each of the Guarantors named
                              therein and BT Alex.Brown Incorporated as Initial
                              Purchaser
        10.1 *              Amended and Restated Financing and Security Agreement dated
                              April 22, 1998, by and between Henry Company and Monsey
                              Products Co., Kimberton Enterprises, Inc. Monsey Products
                              of Arizona LLC and Nationsbank, N.A.
        10.2 *              Administrative Services Agreement, dated as of January 1,
                              1998, between Henry Company and Central Coast Wine Company dba The Henry Wine Group
        10.3 *              Lease, dated September 5, 1996, between Warner Wheeler Henry
                              Living Trust and Henry Family Trust B and Henry Company
        10.4 *              Ground Lease, dated April 30, 1976, (as extended on
                              December 11, 1996) between The Warner W. Henry Family
                              Trust, the Declaration of Trust for Dorothy H. Floyd and
                              The W.W. Henry Company.
        10.5 *              Machinery Lease, dated August 1, 1958 and Amendment to
                              Machinery Lease, dated August 1, 1968, between Warner
                              White Henry and The W.W. Henry Company
        10.6 *              Lease, dated February 27, 1992, between Alamo Development
                              Company and Henry Company
        10.7 *              Lease Agreement and Addendum to Lease Agreement dated
                              December 23, 1994, by and between Seaboard Supply Co. and
                              Monsey Products Co.
        10.8 *              Warrant Agreement between Henry Company and the Warner W.
                              Henry Living Trust dated as of October 1, 1997
        10.9 *              Convertible Preferred Stock Purchase Agreement between Henry
                              Company and Joseph T. Mooney, Jr. dated as of April 22,
                              1998
        10.10*              Stock Purchase Agreement between Henry Company and Frederick
                              Muhs dated as of April 22, 1998
        10.11*              Henry Company Executive Deferral Plan
        10.12*              Employment and Incentive Agreement between Henry Company,
                              Henry II, Warner Development Company of Texas and
                              Richard B. Gordinier, dated September 30, 1992
        10.13*              Amendment No. 1 to Employment and Incentive Agreement
                              between Henry Company, Henry II, Warner Development
                              Company of Texas and Richard B. Gordinier, dated
                              October 16, 1997
        21.1                Subsidiaries of the Registrant
        27.1                Financial Data Schedule for the period ended December 31,
                              1998 (filed in electronic form only)

------------------------

* Incorporated by reference from Registrant's Statement of Form S-4, filed September 11, 1998 (Registration No. 333-59485).