Form 10-Q
period 2000-03-31
HENRY CO
filed 2000-05-15
CIK 46916

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended March 31, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2000, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

                                  HENRY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                 MARCH 31, 2000


PART I.   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of December 31, 1999
     and March 31, 2000 (Unaudited).........................................  3

    Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000 (Unaudited)..............................  4

    Consolidated Statements of Changes in Shareholders' Equity
     for the three months ended March 31, 2000 (Unaudited)..................  5

    Consolidated Statements of Cash Flows for the three months ended
     March 31, 1999 and March 31, 2000 (Unaudited)..........................  6

    Notes to Consolidated Financial Statements..............................  7

  ITEM 2.   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS............................ 14

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...... 19

PART II.  OTHER INFORMATION................................................. 19

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 19

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K................................ 19

SIGNATURES.................................................................. 20

PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                                  HENRY COMPANY
                           CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,          March 31,
                                                                                                    1999                2000
                                                                                                ------------       -------------
                                                                                                                    (Unaudited)
                                           ASSETS:
Current assets:
   Cash and cash equivalents..................................................................  $    685,044       $  1,303,039
   Trade accounts receivable, net of allowance for
      doubtful accounts of $1,027,825 and $1,126,006 for
      1999 and 2000, respectively.............................................................    21,349,756         31,983,338
   Inventories................................................................................    15,606,752         17,908,662
   Receivables from affiliate.................................................................     2,144,212          2,634,873
   Notes receivable...........................................................................       516,210            514,091
   Prepaid expenses and other current assets..................................................     2,564,743          2,155,809
   Income tax receivable......................................................................             -            159,889
                                                                                                ------------       ------------
        Total current assets..................................................................    42,866,717         56,659,701

Property and equipment, net...................................................................    36,751,720         36,341,882
Cash surrender value of life insurance, net...................................................     4,340,388          4,490,179
Intangibles, net..............................................................................    29,401,525         28,755,238
Notes receivable..............................................................................       354,462            356,827
Note receivable from affiliate................................................................     1,863,072          1,863,072
Other.........................................................................................       349,326            393,587
                                                                                                ------------       ------------
        Total assets..........................................................................  $115,927,210       $128,860,486
                                                                                                ------------       ------------
                                                                                                ------------       ------------


                            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable...........................................................................  $  7,662,800       $ 12,354,629
   Accrued expenses...........................................................................     8,328,487         10,475,873
   Income taxes payable.......................................................................       258,117             59,730
   Notes payable, current portion.............................................................       124,994            131,681
   Borrowings under lines of credit...........................................................     2,629,837         11,679,926
                                                                                                ------------       ------------
        Total current liabilities.............................................................    19,004,235         34,701,839

Notes payable.................................................................................       516,214            434,995
Environmental reserve.........................................................................     3,375,025          3,368,225
Deferred income taxes.........................................................................     5,428,817          5,261,681
Deferred warranty revenue.....................................................................     2,563,231          2,565,435
Deferred compensation.........................................................................     1,071,073          1,048,519
Series B Senior Notes.........................................................................    81,400,000         81,400,000
                                                                                                ------------       ------------
        Total liabilities.....................................................................   113,358,595        128,780,694

Commitments and contingencies
Redeemable convertible preferred stock........................................................     1,764,594          1,802,091

Shareholders' equity:
     Common stock.............................................................................     4,691,080          4,691,080
     Additional paid-in capital...............................................................     2,519,147          2,481,650
     Cumulative translation adjustment........................................................      (149,083)          (244,795)
     Accumulated deficit......................................................................    (6,257,123)        (8,650,234)
                                                                                                ------------       ------------
        Total shareholders' equity............................................................       804,021         (1,722,299)
                                                                                                ------------       ------------
        Total liabilities and shareholders' equity............................................  $115,927,210       $128,860,486
                                                                                                ------------       ------------
                                                                                                ------------       ------------

                The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                      Three Months Ended
                                                                          March 31,
                                                                    ---------------------
                                                                    1999             2000
                                                                    ----             ----

Net sales...............................................        $35,570,696      $41,552,345
Cost of sales...........................................         25,515,405       30,480,271
                                                                -----------      -----------
      Gross profit......................................         10,055,291       11,072,074

Operating expenses:
      Selling, general and administrative...............         10,801,154       11,401,295
      Amortization of intangibles.......................            880,091          792,654
                                                                -----------      -----------
      Operating loss....................................         (1,625,954)      (1,121,875)
Other expense (income):
      Interest expense..................................          2,144,625        2,212,145
      Interest and other income, net....................            (49,809)         (55,742)
                                                                -----------      ----------
      Loss before benefit for
       income taxes.....................................         (3,720,770)      (3,278,278)
Benefit for income taxes................................         (1,126,303)        (885,167)
                                                                -----------      -----------
      Net loss..........................................        ($2,594,467)     ($2,393,111)
                                                                -----------      -----------
                                                                -----------      -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HENRY COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              AS OF MARCH 31, 2000
                                  (UNAUDITED)


                                         Common Stock
                                    --------------------                             Cumulative         Retained
                                    Issued                         Additional       Translation         Earnings
                                    Shares        Amount        Paid-in Capital      Adjustment         (Deficit)         Total
                                    ------        ------        ---------------     -----------         ---------         -----
Balance, December 31, 1999......    227,500     $4,691,080        $2,519,147         ($149,083)       ($6,257,123)      $804,021
Accretion on redeemable
   convertible preferred stock..       --            --              (37,497)             --                --           (37,497)
Comprehensive income (loss):
   Net loss.....................       --            --                --                 --           (2,393,111)    (2,393,111)
   Other comprehensive
      income (loss):
      Change in cumulative
        translation adjustment..       --            --                --              (95,712)             --           (95,712)
                                                                                                                      ----------
Total comprehensive
   income (loss)................       --            --                --                --                 --        (2,488,823)
                                    -------     ----------        ----------         ---------        -----------     ----------
Balance, March 31, 2000.........    227,500     $4,691,080        $2,481,650         ($244,795)       ($8,650,234)   ($1,722,299)
                                    -------     ----------        ----------         ---------        -----------     ----------
                                    -------     ----------        ----------         ---------        -----------     ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 2000
                                   (UNAUDITED)

                                                                                                    1999                2000
                                                                                                    ----                ----
Cash flows from operating activities:
   Net loss...............................................................................      ($2,594,467)         ($2,393,111)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.......................................................        1,018,705            1,142,124
      Provision for doubtful accounts.....................................................           48,685               98,181
      Deferred income taxes...............................................................           (8,938)            (167,136)
      Noncompetition and goodwill amortization............................................          812,303              792,654
         Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable...............................................................       (3,458,302)         (10,731,763)
        Inventories.......................................................................       (2,696,743)          (2,301,910)
        Receivables from affiliates.......................................................          122,055             (490,661)
        Notes receivable..................................................................            1,766                 (246)
        Cash surrender value of life insurance............................................         (112,336)            (149,791)
        Other assets......................................................................         (138,620)             367,255
        Income tax receivable.............................................................       (1,529,292)            (159,889)
        Accounts payable and accrued expenses.............................................        4,121,083            6,634,027
        Deferred warranty revenue.........................................................           50,657                2,204
        Deferred compensation.............................................................           12,687              (22,554)
                                                                                                 ----------          -----------
              Net cash used in operating activities.......................................       (4,350,757)          (7,380,616)
                                                                                                 ----------          -----------

Cash flows from investing activities:
   Capital expenditures...................................................................       (1,402,996)            (869,622)
   Acquisition of business, net of cash acquired..........................................       (2,655,117)                --
   Investment in affiliate................................................................          (14,432)              (4,099)
                                                                                                 ----------          -----------
              Net cash used in investing activities.......................................       (4,072,545)            (873,721)
                                                                                                 ----------          -----------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreements.........................................        7,649,916            9,050,089
   Repayments under notes payable agreements..............................................         (311,162)             (74,532)
   Borrowings under notes payable agreements..............................................          148,737                 --
                                                                                                 ----------          -----------
              Net cash  provided by financing activities..................................        7,487,491            8,975,557
                                                                                                 ----------          -----------
Effect of exchange rate changes on cash and cash equivalents..............................            8,000             (103,225)
                                                                                                 ----------          -----------
              Net increase (decrease) in cash and cash equivalents........................         (927,811)             617,995

Cash and cash equivalents, beginning of period............................................       12,022,676              685,044
                                                                                                 ----------          -----------
Cash and cash equivalents, end of period..................................................      $11,094,865           $1,303,039
                                                                                                 ----------          -----------
                                                                                                 ----------          -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  HENRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 1999 as included in the Company's Annual Report on Form 10-K. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full fiscal year.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS


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

3. INVENTORIES:

         Inventories consist of the following:


                                              December 31,        March 31,
                                                  1999              2000
                                              ------------      -------------
Raw materials............................     $ 7,333,325       $ 8,866,050
Finished goods...........................       8,273,427         9,042,612
                                               ----------       -----------
                                              $15,606,752       $17,908,662
                                               ----------       -----------
                                               ----------       -----------

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:


                                                 December 31,      March 31,
                                                     1999            2000
                                                 ------------    -------------
Buildings.....................................  $14,621,684       $14,613,677
Machinery and equipment.......................   26,799,922        26,871,649
Office furniture and equipment................    6,236,473         6,236,473
Automotive equipment..........................    1,521,456         1,527,624
Leasehold improvements........................    3,183,658         3,183,658
Other.........................................      454,834           454,834
                                                -----------       -----------
                                                 52,818,027        52,887,915
Less, accumulated depreciation and
    amortization..............................   20,449,525        21,719,707
                                                -----------       -----------
                                                 32,368,502        31,168,208
Land..........................................    3,475,849         3,473,095
Construction-in-progress......................      907,369         1,700,579
                                                -----------       -----------
                                                $36,751,720       $36,341,882
                                                -----------       -----------
                                                -----------       -----------

5. LONG-TERM DEBT AND CREDIT FACILITIES:

         In 1998, the Company privately issued and sold $85,000,000 of Series B Senior Notes (the "Senior Notes") due in 2008. Interest on the Senior Notes is payable semi-annually at 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Henry Company bank debt, (ii) retire existing Henry Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor's then-existing bank debt with (v) the remainder providing additional working capital.

         Long-term debt consists of the following at March 31, 2000:


Long-Term debt consists of the following at March 31, 2000:

    10.0% Series B Senior Notes due 2008..........................  $81,400,000
    Various term notes payable to third parties with interest
     rates ranging from 6% to 9.25%, maturing from 2000 to 2013...   12,246,602
                                                                    -----------
                                                                     93,646,602
    Less, current maturities......................................   11,811,607
                                                                    -----------
                                                                    $81,834,995
                                                                    -----------
                                                                    -----------

         The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 8 for the Guarantor Condensed Consolidating Financial Statements.

         The Company has a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million of which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25% (8.5% at March 31, 2000). At March 31, 2000, $7,471,536
was outstanding under the credit facility.

         The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5% (8.064% at March 31, 2000). At March 31, 2000, $4,208,390 was
outstanding under this Canadian line.

6. INCOME TAXES:

         The significant components of the provision (benefit) for income taxes are as follows:


                                          Year Ended         Three Months Ended
                                       December 31, 1999       March 31, 2000
                                       -----------------     ------------------
Current:
   Federal..........................             --                 ($732,105)
   State............................             --                  (129,195)
   Foreign..........................         681,896                   70,551
                                           ---------             ------------
                                             681,896                  790,749
                                           ---------             ------------
Deferred:
   Federal..........................        (207,557)                 (74,158)
   State............................        (170,370)                 (20,260)
   Foreign..........................             --                       --
                                           ---------             ------------
                                            (377,927)                 (94,418)
                                           ---------             ------------
                                             303,969                ($885,167)
                                           ---------             ------------
                                                 --
                                           ---------             ------------

         The Company's effective tax rate differs from the federal statutory tax rate for the year ended December 31, 1999 and the three months ended March 31, 2000 as follows:


                                                                                                       Three Months
                                                                                         Year Ended        Ended
                                                                                         December 31,      March 31,
                                                                                            1999            2000
                                                                                         -----------     ------------
Provision (benefit) for income taxes at the federal statutory tax rate.................    (34.0%)           (34.0%)
State taxes, net of federal tax benefit................................................     (6.0)             (6.0)
Foreign income taxes in excess of U.S. statutory rate..................................     20.0               1.5
Nondeductible intangibles..............................................................     26.0               9.7
Nondeductible business expense.........................................................      5.0               --
Other, net.............................................................................    (2.0)               1.8
                                                                                           ----             ------
                                                                                            9.0%           (27.0%)
                                                                                           ----             ------
                                                                                           ----             ------

         Income (Loss) before income taxes of the Company's Canadian operations was ($281,974) and $ 123,474 for the year ended December 31, 1999 and the three month period ended March 31, 2000 respectively.

7. RELATED PARTY TRANSACTIONS:

         During the three month period ended March 31, 2000, the Company has charged the Henry Wine Group approximately $194,000 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

8. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

         The Company's United States subsidiaries, Kimberton Enterprises, Inc. and Grundy Industries, Inc. (the "Guarantor Subsidiaries") are unconditional guarantors, on a full, joint and several basis, of the Company's debt represented by the Senior Notes. The Company's Canadian subsidiaries are not guarantors of the Senior Notes.

         Condensed consolidating financial statements of the Guarantors are Combined with the Henry Company and are presented below. Separate financial statements of the Guarantor Subsidiaries are not presented and the Guarantor Subsidiaries are not filing separate reports under the Exchange Act because the Subsidiary Guarantors have fully and unconditionally guaranteed the Senior Notes on a full joint and several basis under the guarantees and management has determined that separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not material to investors.

                                           CONDENSED CONSOLIDATING BALANCE SHEET
                                                 AS OF MARCH 31, 2000
                                                       (UNAUDITED)

                                       Henry Company
                                          (Parent
                                        Corporation)                            Consolidated
                                       And Guarantor        Nonguarantor         Elimination      Consolidated
                                        Subsidiaries        Subsidiaries           Entries           Total
                                      ---------------       ------------        ------------      ------------
           ASSETS:
Current assets:
  Cash and cash equivalents...        $    378,698          $   924,341                   --      $  1,303,039
  Accounts receivable, net....          27,995,225            3,988,113                   --        31,983,338
  Inventories.................          13,998,345            3,910,317                   --        17,908,662
  Receivables from affiliate..           6,701,074            2,292,652          ($6,358,853)        2,634,873
  Notes receivable............             514,091                   --                   --           514,091
  Prepaid expenses and
   other current assets.......           2,008,667              147,142                   --         2,155,809
  Income tax receivable.......             159,889                   --                   --           159,889
                                      ------------          -----------         ------------      ------------
      Total current assets....          51,755,989           11,262,565           (6,358,853)       56,659,701
Property and equipment, net...          29,931,125            6,410,757                   --        36,341,882
Investment in subsidiaries....           8,693,789                   --           (8,564,729)          129,060
Cash surrender value
  of life insurance, net......           4,490,179                   --                   --         4,490,179
Intangibles, net..............          26,110,762            2,644,476                   --        28,755,238
Notes receivable..............             356,827                   --                   --           356,827
Note receivable from
  affiliate...................           1,863,072                   --                   --         1,863,072
Other.........................             260,503                4,024                   --           264,527
                                      ------------          -----------         ------------      ------------
Total assets..................        $123,462,246          $20,321,822         ($14,923,582)     $128,860,486
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............        $  9,876,488          $ 2,478,141                   --      $ 12,354,629
  Accrued expenses............           9,554,185              921,688                   --        10,475,873
  Intercompany payables.......           2,292,652            4,066,201          ($6,358,853)               --
  Income taxes payable........                  --               59,730                   --            59,730
  Notes payable, current
   portion....................             131,681                   --                   --           131,681
  Borrowings under line
   of credit..................           7,471,536            4,208,390                   --        11,679,926
                                      ------------          -----------         ------------      ------------
    Total current liabilities.          29,326,542           11,734,150           (6,358,853)       34,701,839

Notes payable.................             434,995                   --                   --           434,995
Environmental reserve.........           3,368,225                   --                   --         3,368,225
Deferred income taxes.........           3,483,896            1,777,785                   --         5,261,681
Deferred warranty revenue.....           2,565,435                   --                   --         2,565,435
Deferred compensation.........           1,048,519                   --                   --         1,048,519
Series B Senior Notes.........          81,400,000                   --                   --        81,400,000
                                      ------------          -----------         ------------      ------------

    Total liabilities.........         121,627,612           13,511,935           (6,358,853)      128,780,694

Redeemable convertible
 preferred stock..............           1,802,091                   --                   --         1,802,091

Common stock.................            4,691,080            7,194,402           (7,194,402)        4,691,080
Additional paid-in
  capital....................            2,481,650                   --                   --         2,481,650
Cumulative translation
  adjustment.................                   --             (832,795)             588,000          (244,795)
Accumulated (deficit)
  retained earnings..........           (7,140,187)             448,280           (1,958,327)       (8,650,234)
                                      ------------          -----------         ------------      ------------
    Total shareholders'
     equity..................               32,543            6,809,887           (8,564,729)       (1,722,299)
                                      ------------          -----------         ------------      ------------
    Total liabilities and
     shareholders' deficit...         $123,462,246          $20,321,822         ($14,923,582)     $128,860,486
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                   (UNAUDITED)

                                         Henry Company
                                            (Parent
                                          Corporation)                          Consolidated
                                         And Guarantor       Nonguarantor        Elimination      Consolidated
                                         Subsidiaries        Subsidiaries          Entries           Total
                                         -------------       ------------       ------------      ------------
Net sales.............................    $37,039,599        $ 6,894,768        ($2,382,022)      $ 41,552,345
Cost of sales.........................     27,451,139          5,442,606         (2,413,474)        30,480,271
                                         -------------       ------------       ------------      ------------
      Gross profit....................      9,588,460          1,452,162             31,452         11,072,074
Operating expenses:
   Selling, general and
      administrative..................      9,520,779          1,849,064             31,452         11,401,295
   Amortization of intangibles........        761,445             31,209                 --            792,654
                                         -------------       ------------       ------------      ------------
      Operating loss .................       (693,764)          (428,111)                --         (1,121,875)
Other expense (income):
   Interest expense...................      2,164,630             47,515                 --          2,212,145
   Interest and other income, net.....        (55,742)                --                 --            (55,742)
                                         -------------       ------------       ------------      ------------
      Loss before
        benefit for
        income taxes..................     (2,802,652)          (475,626)                --         (3,278,278)
Provision (benefit) for income taxes..       (955,718)            70,551                 --           (885,167)
                                         -------------       ------------       ------------      ------------
    Net loss..........................    ($1,846,934)         ($546,177)                --        ($2,393,111)
                                         -------------       ------------       ------------      ------------
                                         -------------       ------------       ------------      ------------

                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                  (UNAUDITED)

                                        Henry Company
                                           (Parent
                                         Corporation)                          Consolidated
                                        And Guarantor       Nonguarantor       Elimination        Consolidated
                                        Subsidiaries        Subsidiaries         Entries              Total
                                        -------------       ------------       ------------       ------------
Net cash used in operating
   activities.........................    ($7,109,356)       ($271,260)                  --        ($7,380,616)
                                        -------------       ----------         ------------       ------------
Cash flows from investing activities:
   Capital expenditures...............       (505,145)        (364,477)                  --           (869,622)
   Investment in affiliate............         (4,099)              --                   --             (4,099)
                                        -------------       ----------         ------------       ------------
      Net cash used in investing
        activities....................       (509,244)        (364,477)                  --           (873,721)
                                        -------------       ----------         ------------       ------------
Cash flows from financing
   activities:
   Net borrowings under
      line-of-credit agreements......       7,334,339        1,715,750                   --          9,050,089
   Repayments under notes payable
      agreements.....................         (20,179)         (54,353)                  --            (74,532)
                                        -------------       ----------         ------------       ------------
      Net cash provided by
        financing activities........        7,314,160        1,661,397                   --          8,975,557
                                        -------------       ----------         ------------       ------------
      Effect of changes in
        exchange rate on cash and
        cash equivalents............               --         (103,225)                  --           (103,225)
                                        -------------       ----------         ------------       ------------
      Net Increase decrease in cash
       and cash equivalents.........         (304,440)         922,435                   --            617,995
Cash and cash equivalents,
   beginning of period..............          683,138            1,906                   --            685,044
                                        -------------       ----------         ------------       ------------
Cash and cash equivalents,
   end of period....................     $    378,698         $924,341                   --        $ 1,303,039
                                        -------------       ----------         ------------       ------------
                                        -------------       ----------         ------------       ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

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


                                          Three Months Ended March 31, 2000
                                       ---------------------------------------
                                        Henry         Resin
                                       Coatings     Technology
                                       Division      Division         Total
                                      -----------   ----------     -----------
Net sales                            $ 37,085,026  $ 4,467,319    $ 41,552,345
Gross profit                           10,277,541      794,533      11,072,074
Operating income (Loss)                (1,153,749)      31,874      (1,121,875)
Depreciation and amortization           1,900,015       34,763       1,934,778
Total assets                          116,434,540   12,425,946     128,860,486
Capital expenditures                      832,873       36,749         869,622

         The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for the three months ended March 31, 2000 are as follows:


                                                                  LONG-LIVED
                                                  NET SALES         ASSETS
                                                 -----------     -----------
United States.................................   $34,657,577     $63,141,528
Canada........................................     6,894,768       9,059,257
                                                 -----------     -----------
      Total...................................   $41,552,345     $72,200,785
                                                 -----------     -----------
                                                 -----------     -----------

RESULTS OF OPERATIONS

         SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:


                                                          Three Months Ended March 31
                                                                ($ in millions)
                                                    -----------------------------------------
                                                     1999     % of sales    2000   % of sales
                                                    -----------------------------------------
Net sales                                           $35.6       100.0%     $41.6      100.0%
Cost of sales                                        25.5        71.6%      30.5       73.3%
                                                     ----------------------------------------
     Gross Profit                                    10.1        28.4%      11.1       26.7%


Operating expenses:
     Selling, general and administrative             10.8        30.4%      11.4       27.4%
     Amortization of intangibles                      0.9         2.5%       0.8        1.9%
                                                     ----------------------------------------
     Operating loss                                  (1.6)       (4.5)%     (1.1)      (2.6%)
                                                     ----------------------------------------
Interest expense                                      2.1         5.9%       2.2        5.3%
Interest and other income, net                         --          --         --         --
                                                     ----------------------------------------
     Loss before
      (benefit) for income taxes                     (3.7)      (10.4%)     (3.3)      (7.9%)
Benefit for income taxes                             (1.1)       (3.1%)     (0.9)      (2.2%)
                                                     ----------------------------------------
     Net income (loss)                              $(2.6)       (7.3%)    ($2.4)      (5.8%)
                                                     ----------------------------------------
                                                     ----------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 1999

NET SALES. The Company's net sales increased to $41.6 million for the three months ended March 31, 2000, an increase of $6.0 million, or 16.9%, from $35.6 million for the three months ended March 31, 1999. The increase was primarily due to the introduction of products into new markets and increased rainfall in the Southwest.

GROSS PROFIT. The Company's gross profit increased to $11.1 million for the three months ended March 31, 2000, an increase of $1.0 million, or 9.9%, from $10.1 million for the three months ended March 31, 1999. The increase was primarily due to increased sales. Gross profit as a percentage of net sales decreased to 26.7% for the three months ended March 31, 2000 from 28.4% for the three months ended March 31, 1999. The decrease was due to increased raw material prices primarily related to petroleum based products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales decreased to 27.4% for the three months ended March 31, 2000 from 30.4% for the three months ended March 31, 1999. Selling, general and administrative expenses increased to $11.4 million for the three months ended March 31, 2000, an increase of $0.6 million, or 5.6%, from $10.8 million for the three months ended March 31, 1999. The increase of $0.6 million was primarily due to an increase of selling and general and administrative expenses associated with the Company's continued expansion in the retail and roofing systems segments of the business.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased 11.1% to $0.8 million for the three months ended March 31, 2000, from $0.9 million for the three months ended March 31, 1999. The decrease in amortization expense was primarily due to the expiration of a noncompete agreement.

OPERATING LOSS. The Company's operating loss was reduced to a loss of $1.1 million for the three months ended March 31, 2000, a decrease of $0.5 million, or 31.3%, from a loss of $1.6 million for the three months ended March 31, 1999. Operating loss as a percentage of net sales decreased to a negative 2.6% for the three months ended March 31, 2000, from a loss of 4.5% as a percentage of net sales for the three months ended March 31, 1999. The decrease of $0.5 million was primarily attributable to increased net sales partially offset by higher raw material costs.

INTEREST EXPENSE. Interest expense increased to $2.2 million for the three months ended March 31, 2000, an increase of $0.1 million, or 4.8%, from $2.1 million for the three months ended March 31, 1999. The increase was primarily due to working capital borrowings required to support increased sales.

BENEFIT FOR INCOME TAXES. The benefit for income taxes decreased to $0.9 million for the three months ended March 31, 2000, or 18.2%, from a benefit for income taxes of $1.1 million for the three months ended March 31, 1999. The decrease is primarily related to the Company's reduced operating loss for the three months ended March 31, 2000.

NET LOSS. The net loss decreased to $2.4 million for the three months ended March 31, 2000, a decrease of $0.2 million, or 7.7% from a loss of $2.6 million for the three months ended March 31, 1999. The decrease was primarily due to increased sales and other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. The bank credit facility (the "Credit Facility") provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of March 31, 2000 outstanding balances were $7.5 million for the revolving line of credit facility, and no amounts were outstanding under for the capital expenditure facility. The Company also had $4.2 million outstanding under its Canadian line of credit at March 31, 2000.

Cash flows for the Three Months Ended March 31, 2000 Compared to The Three Months Ended March 31, 1999

         The Company's cash flows from operations were ($7.4) million and ($4.4) million for the three months ended March 31, 2000 and 1999, respectively. The decrease in operating cash flows from March 31, 2000 to March 31, 1999 of $3.0 million was primarily attributable to increased accounts receivables. Cash from financing activities during the three months ended March 31, 2000 and the three months ended March 31, 1999 was $9.0 million and $7.5 million, respectively. The increase of $1.5 million from the three months ended March 31, 1999 to the three months ended March 31, 2000 was primarily due to borrowings under the line of credit agreement. Cash flows used in investing activities were ($0.9) million and ($4.1) million for the three months ended March 31, 2000 and 1999, respectively. The decrease in cash used in investing activities was due primarily to the acquisition of a business for $2.7 million in March 1999 and a decrease in capital expenditures of $0.5 million.

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

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the notes to the Company's December 31, 1999 audited financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-K.

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

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

          The registrant has filed herewith the following exhibits:

          27 Financial Data Schedule for the three month period ended March 31, 2000 (filed in electronic form only).

          (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarterly period ended March 31, 2000:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000                   HENRY COMPANY

                                         /s/ Jeffrey A. Wahba
                                      -------------------------------
                                      By:  JEFFREY A. WAHBA
                                      Its:  Vice President, Secretary
                                      and Chief Financial Officer