Form 10-Q
period 2000-06-30
HENRY CO
filed 2000-08-14
CIK 46916

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended June 30, 2000

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 14, 2000, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

                                  HENRY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS
                                 JUNE 30, 2000



PART I.   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of December 31, 1999
     and June 30, 2000 (Unaudited)........................................  3

    Consolidated Statements of Operations for the three and six months ended June 30, 1999 and 2000 (Unaudited).............................  4

    Consolidated Statements of Changes in Shareholders' Equity
     for the six months ended June 30, 2000 (Unaudited)...................  5

    Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and June 30, 2000 (Unaudited)..........................  6

    Notes to Consolidated Financial Statements............................  7

  ITEM 2.   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................... 14

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 19

PART II.  OTHER INFORMATION............................................... 19

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........... 19

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............................. 19

SIGNATURES................................................................ 20

PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                                  HENRY COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,           June 30,
                                                                                                    1999                2000
                                                                                                ------------       -------------
                                                                                                                    (Unaudited)
                                           ASSETS:
Current assets:
   Cash and cash equivalents..................................................................  $    685,044       $  1,348,234
   Trade accounts receivable, net of allowance for
      doubtful accounts of $1,027,825 and $1,155,242 for
      1999 and 2000, respectively.............................................................    21,349,756         33,643,427
   Inventories................................................................................    15,606,752         20,247,620
   Receivables from affiliate.................................................................     2,144,212          2,382,746
   Notes receivable...........................................................................       516,210            525,489
   Prepaid expenses and other current assets..................................................     2,564,743          1,996,031
   Income tax receivable......................................................................             -          1,710,034
                                                                                                ------------       ------------
        Total current assets..................................................................    42,866,717         61,853,581

Property and equipment, net...................................................................    36,751,720         35,213,318
Cash surrender value of life insurance, net...................................................     4,340,388          4,598,920
Intangibles, net..............................................................................    29,401,525         28,065,613
Notes receivable..............................................................................       354,462            356,056
Note receivable from affiliate................................................................     1,863,072          1,863,072
Other.........................................................................................       349,326            385,541
                                                                                                ------------       ------------
        Total assets..........................................................................  $115,927,210       $132,336,101
                                                                                                ------------       ------------
                                                                                                ------------       ------------

                            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable...........................................................................  $  7,662,800       $ 12,672,432
   Accrued expenses...........................................................................     8,328,487          9,332,458
   Income taxes payable.......................................................................       258,117             63,640
   Notes payable, current portion.............................................................       124,994            105,132
   Borrowings under lines of credit...........................................................     2,629,837         18,660,396
                                                                                                ------------       ------------
        Total current liabilities.............................................................    19,004,235         40,834,058

Notes payable.................................................................................       516,214            429,656
Environmental reserve.........................................................................     3,375,025          3,343,444
Deferred income taxes.........................................................................     5,428,817          5,119,520
Deferred warranty revenue.....................................................................     2,563,231          2,605,672
Deferred compensation.........................................................................     1,071,073          1,026,426
Series B Senior Notes.........................................................................    81,400,000         81,400,000
                                                                                                ------------       ------------
        Total liabilities.....................................................................   113,358,595        134,758,776

Commitments and contingencies
Redeemable convertible preferred stock........................................................     1,764,594          1,840,386

Shareholders' equity:
     Common stock.............................................................................     4,691,080          4,691,080
     Additional paid-in capital...............................................................     2,519,147          2,443,355
     Cumulative translation adjustment........................................................      (149,083)          (375,065)
     Accumulated deficit......................................................................    (6,257,123)       (11,022,431)
                                                                                                ------------       ------------
        Total shareholders' equity............................................................       804,021         (4,263,061)
                                                                                                ------------       ------------
        Total liabilities and shareholders' equity............................................  $115,927,210       $132,336,101
                                                                                                ------------       ------------
                                                                                                ------------       ------------


            The accompanying notes are an integral part of these
                    consolidated financial statements.

                                 HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                     ---------------------           ------------------
                                                     1999             2000           1999          2000
                                                     ----             ----           ----          ----
Net sales..................................      $47,122,481      $51,540,724    $82,693,177   $93,093,069
Cost of sales..............................       33,666,844       38,795,828     59,182,249    69,276,099
                                                 -----------      -----------    -----------   -----------
      Gross profit.........................       13,455,637       12,744,896     23,510,928    23,816,970

Operating expenses:
      Selling, general and administrative..       11,828,854       12,778,826     22,630,008    24,180,121
      Amortization of intangibles..........          897,670          789,618      1,777,761     1,582,272
                                                 -----------      -----------    -----------   -----------
      Operating income/(loss)..............          729,113         (823,548)      (896,841)   (1,945,423)
Other expense (income):
      Interest expense.....................        2,230,979        2,504,624      4,485,604     4,716,769
      Interest and other income, net.......          (52,003)         (58,584)      (101,812)     (114,326)
                                                 -----------      -----------    -----------   -----------
      Loss before benefit for
       income taxes........................       (1,559,863)      (3,269,588)    (5,280,633)   (6,547,866)
Benefit for income taxes...................         (293,015)        (897,391)    (1,419,318)   (1,782,558)
                                                 -----------      -----------    -----------   -----------
      Net loss.............................      ($1,266,848)     ($2,372,197)   ($3,861,315)  ($4,765,308)
                                                 -----------      -----------    -----------   -----------
                                                 -----------      -----------    -----------   -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                 HENRY COMPANY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              AS OF JUNE 30, 2000
                                  (UNAUDITED)


                                         Common Stock
                                    --------------------                             Cumulative         Retained
                                    Issued                         Additional       Translation         Earnings
                                    Shares        Amount        Paid-in Capital      Adjustment         (Deficit)         Total
                                    ------        ------        ---------------     -----------         ---------         -----
Balance, December 31, 1999......    227,500     $4,691,080        $2,519,147         ($149,083)        ($6,257,123)      $804,021
Accretion on redeemable
   convertible preferred stock..       --            --              (75,792)             --                --            (75,792)
Comprehensive income (loss):
   Net loss.....................       --            --                --                 --            (4,765,308)    (4,765,308)
   Other comprehensive
      loss:
      Change in cumulative
        translation adjustment..       --            --                --             (225,982)             --           (225,982)
                                                                                                                      ----------
Total comprehensive
   loss.........................       --            --                --                --                 --         (4,991,290)
                                    -------     ----------        ----------         ---------        -----------     ----------
Balance, June 30, 2000..........    227,500     $4,691,080        $2,443,355         ($375,065)       ($11,022,431)   ($4,263,061)
                                    -------     ----------        ----------         ---------        ------------    ----------
                                    -------     ----------        ----------         ---------        ------------    ----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                    1999                2000
                                                                                                    ----                ----
Cash flows from operating activities:
   Net loss...............................................................................      ($3,861,315)         ($4,765,308)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization.......................................................        1,825,115            2,205,565
      Provision for doubtful accounts.....................................................          244,852              174,804
      Deferred income taxes...............................................................         (248,174)            (309,297)
      Noncompetition and goodwill amortization............................................        1,777,761            1,582,272
      Loss on disposal of property and equipment..........................................              --               221,045
        Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable...............................................................      (11,419,951)         (12,468,475)
        Inventories.......................................................................       (2,590,819)          (4,640,868)
        Receivables from affiliates.......................................................           27,575             (238,534)
        Notes receivable..................................................................           12,449              (10,873)
        Cash surrender value of life insurance............................................         (207,673)            (258,532)
        Other assets......................................................................         (134,381)             524,818
        Income tax receivable.............................................................       (1,799,982)          (1,710,034)
        Accounts payable and accrued expenses.............................................        7,266,831            5,787,544
        Deferred warranty revenue.........................................................          276,808               42,441
        Deferred compensation.............................................................           21,988              (44,647)
                                                                                                 ----------          -----------
              Net cash used in operating activities.......................................       (8,808,916)         (13,908,079)
                                                                                                 ----------          -----------

Cash flows from investing activities:
   Capital expenditures...................................................................       (2,340,304)          (1,246,162)
   Proceeds from the disposal of property and equipment...................................             --                 15,955
   Acquisition of business, net of cash acquired..........................................       (2,613,931)                --
   Investment in affiliate................................................................          (24,336)               4,643
                                                                                                 ----------          -----------
              Net cash used in investing activities.......................................       (4,978,571)          (1,225,564)
                                                                                                 ----------          -----------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreements.........................................        2,446,780           16,030,559
   Repayments under notes payable agreements..............................................         (355,548)            (140,911)
   Borrowings under notes payable agreements..............................................          106,920               34,491
                                                                                                 ----------          -----------
              Net cash  provided by financing activities..................................        2,198,152           15,924,139
                                                                                                 ----------          -----------
Effect of exchange rate changes on cash and cash equivalents..............................          (60,754)            (127,306)
                                                                                                 ----------          -----------
              Net increase (decrease) in cash and cash equivalents........................      (11,650,089)             663,190

Cash and cash equivalents, beginning of period............................................       12,022,676              685,044
                                                                                                 ----------          -----------
Cash and cash equivalents, end of period..................................................         $372,587           $1,348,234
                                                                                                 ----------          -----------
                                                                                                 ----------          -----------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  HENRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 1999 as included in the Company's Annual Report on Form 10-K. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the operating results for the full fiscal year.

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

3. INVENTORIES:

         Inventories consist of the following:


                                              December 31,        June 30,
                                                  1999              2000
                                              ------------      -------------
Raw materials............................     $ 7,333,325       $10,187,091
Finished goods...........................       8,273,427        10,060,529
                                               ----------       -----------
                                              $15,606,752       $20,247,620
                                               ----------       -----------
                                               ----------       -----------

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                 December 31,       June 30,
                                                     1999            2000
                                                 ------------    -------------
Buildings.....................................  $14,621,684       $14,537,227
Machinery and equipment.......................   26,799,922        26,869,589
Office furniture and equipment................    6,236,473         6,134,050
Automotive equipment..........................    1,521,456         1,473,006
Leasehold improvements........................    3,183,658         3,183,658
Other.........................................      454,834           454,834
                                                -----------       -----------
                                                 52,818,027        52,652,364
Less, accumulated depreciation and
    amortization..............................   20,449,525        22,818,385
                                                -----------       -----------
                                                 32,368,502        29,833,979
Land..........................................    3,475,849         3,272,135
Construction-in-progress......................      907,369         2,107,204
                                                -----------       -----------
                                                $36,751,720       $35,213,318
                                                -----------       -----------
                                                -----------       -----------

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

         Long-Term debt consists of the following at June 30, 2000:


    10.0% Series B Senior Notes due 2008..........................  $81,400,000
    Various term notes payable to third parties with interest
     rates ranging from 6% to 9.5%, maturing from 2000 to 2013...    19,195,184
                                                                    -----------
                                                                    100,595,184
    Less, current maturities......................................   18,765,528
                                                                    -----------
                                                                    $81,829,656
                                                                    -----------
                                                                    -----------

         The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 8 for the Guarantor Condensed Consolidating Financial Statements.

         The Company has a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million of which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25% (9.5% at June 30, 2000). At June 30, 2000, $13,793,916
was outstanding under the credit facility.

         The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5% (8.0% at June 30, 2000). At June 30, 2000, $4,866,480 was
outstanding under this Canadian line.

6. INCOME TAXES:

         The significant components of the provision (benefit) for income taxes are as follows:



                                          Year Ended         Six Months Ended
                                       December 31, 1999       June 30, 2000
                                       -----------------     ------------------
Current:
   Federal..........................             --               ($1,578,400)
   State............................             --                  (278,500)
   Foreign..........................         681,896                  271,971
                                           ---------             ------------
                                             681,896               (1,584,929)
                                           ---------             ------------
Deferred:
   Federal..........................        (207,557)                (155,201)
   State............................        (170,370)                 (42,428)
   Foreign..........................             --                       --
                                           ---------             ------------
                                            (377,927)                (197,629)
                                           ---------             ------------
                                             303,969              ($1,782,558)
                                           ---------             ------------
                                           ---------             ------------

         The Company's effective tax rate differs from the federal statutory tax rate for the year ended December 31, 1999 and the six months ended June 30, 2000 as follows:


                                                                                                         Six Months
                                                                                         Year Ended        Ended
                                                                                         December 31,      June 30,
                                                                                            1999            2000
                                                                                         -----------     ------------
Provision (benefit) for income taxes at the federal statutory tax rate.................    (34.0%)           (34.0%)
State taxes, net of federal tax benefit................................................     (6.0)             (6.0)
Foreign income taxes in excess of U.S. statutory rate..................................     20.0               4.2
Nondeductible intangibles..............................................................     26.0               9.7
Nondeductible business expense.........................................................      5.0               --
Other, net.............................................................................     (2.0)             (1.1)
                                                                                            ----             ------
                                                                                             9.0%            (27.2%)
                                                                                            ----             ------
                                                                                            ----             ------

         Income (Loss) before income taxes of the Company's Canadian operations was ($281,974) and $ 574,270 for the year ended December 31, 1999 and the six month period ended June 30, 2000, respectively.

7. RELATED PARTY TRANSACTIONS:

         During the six month period ended June 30, 2000, the Company has charged the Henry Wine Group approximately $387,500 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998 and has been subsequently renewed and modified on an annual basis.

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

                                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                                             AS OF JUNE 30, 2000
                                                                 (UNAUDITED)

                                       Henry Company
                                          (Parent
                                        Corporation)                            Consolidated
                                       And Guarantor        Nonguarantor         Elimination      Consolidated
                                        Subsidiaries        Subsidiaries           Entries           Total
                                      ---------------       ------------        ------------      ------------
           ASSETS:
Current assets:
  Cash and cash equivalents...        $  1,346,373          $     1,861                   --      $  1,348,234
  Accounts receivable, net....          28,577,702            5,065,725                   --        33,643,427
  Inventories.................          15,537,943            4,709,677                   --        20,247,620
  Receivables from affiliate..           5,777,151            2,385,501          ($5,779,906)        2,382,746
  Notes receivable............             525,489                   --                   --           525,489
  Prepaid expenses and
   other current assets.......           1,799,316              196,715                   --         1,996,031
  Income tax receivable.......           1,710,031                   --                   --         1,710,031
                                      ------------          -----------         ------------      ------------
      Total current assets....          55,274,008           12,359,479           (5,779,906)       61,853,581
Property and equipment, net...          29,024,781            6,188,537                   --        35,213,318
Investment in subsidiaries....           8,685,047                   --           (8,564,729)          120,318
Cash surrender value
  of life insurance, net......           4,598,920                   --                   --         4,598,920
Intangibles, net..............          25,505,265            2,560,348                   --        28,065,613
Notes receivable..............             356,056                   --                   --           356,056
Note receivable from
  affiliate...................           1,863,072                   --                   --         1,863,072
Other.........................             262,970                2,253                   --           265,223
                                      ------------          -----------         ------------      ------------
Total assets..................        $125,570,119          $21,110,617         ($14,344,635)     $132,336,101
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............        $  8,958,420          $ 3,714,012                   --      $ 12,672,432
  Accrued expenses............           8,349,278              983,180                   --         9,332,458
  Intercompany payables.......           2,385,501            3,394,405          ($5,779,906)               --
  Income taxes payable........                  --               63,640                   --            63,640
  Notes payable, current
   portion....................             105,132                   --                   --           105,132
  Borrowings under line
   of credit..................          13,793,916            4,866,480                   --        18,660,396
                                      ------------          -----------         ------------      ------------
    Total current liabilities.          33,592,247           13,021,717           (5,779,906)       40,834,058

Notes payable.................             429,656                   --                   --           429,656
Environmental reserve.........           3,343,444                   --                   --         3,343,444
Deferred income taxes.........           3,377,811            1,741,709                   --         5,119,520
Deferred warranty revenue.....           2,605,672                   --                   --         2,605,672
Deferred compensation.........           1,026,426                   --                   --         1,026,426
Series B Senior Notes.........          81,400,000                   --                   --        81,400,000
                                      ------------          -----------         ------------      ------------

    Total liabilities.........         125,775,256           14,763,426           (5,779,906)      134,758,776

Redeemable convertible
 preferred stock..............           1,840,386                   --                   --         1,840,386
Common stock.................            4,691,080            7,194,402           (7,194,402)        4,691,080
Additional paid-in
  capital....................            2,443,355                   --                   --         2,443,355
Cumulative translation
  adjustment.................                   --             (963,065)             588,000          (375,065)
Accumulated (deficit)
  retained earnings..........           (9,179,958)             115,854           (1,958,327)      (11,022,431)
                                      ------------          -----------         ------------      ------------
    Total shareholders'
     equity..................           (2,045,523)           6,347,191           (8,564,729)       (4,263,061)
                                      ------------          -----------         ------------      ------------
    Total liabilities and
     shareholders' deficit...         $125,570,119          $21,110,617         ($14,344,635)     $132,336,101
                                      ------------          -----------         ------------      ------------
                                      ------------          -----------         ------------      ------------


                                                   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                                     (UNAUDITED)

                                         Henry Company
                                            (Parent
                                          Corporation)                          Consolidated
                                         And Guarantor       Nonguarantor        Elimination      Consolidated
                                         Subsidiaries        Subsidiaries          Entries           Total
                                         -------------       ------------       ------------      ------------
Net sales.............................    $81,699,070        $16,045,125        ($4,651,126)      $ 93,093,069
Cost of sales.........................     61,381,918         12,608,211         (4,714,030)        69,276,099
                                         -------------       ------------       ------------      ------------
      Gross profit....................     20,317,152          3,436,914             62,904         23,816,970
Operating expenses:
   Selling, general and
      administrative..................     20,254,168          3,863,049             62,904         24,180,121
   Amortization of intangibles........      1,519,854             62,418                 --          1,582,272
                                         -------------       ------------       ------------      ------------
      Operating loss .................     (1,456,870)          (488,553)                --         (1,945,423)
Other expense (income):
   Interest expense...................      4,598,690            118,079                 --          4,716,769
   Interest and other income, net.....       (114,326)                --                 --           (114,326)
                                         -------------       ------------       ------------      ------------
      Loss before
        benefit for
        income taxes..................     (5,941,234)          (606,632)                --         (6,547,866)
Provision (benefit) for income taxes..     (2,054,529)           271,971                 --         (1,782,558)
                                         -------------       ------------       ------------      ------------
    Net loss..........................    ($3,886,705)         ($878,603)                --        ($4,765,308)
                                         -------------       ------------       ------------      ------------
                                         -------------       ------------       ------------      ------------


                                             CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                                (UNAUDITED)

                                        Henry Company
                                           (Parent
                                         Corporation)                          Consolidated
                                        And Guarantor       Nonguarantor       Elimination        Consolidated
                                        Subsidiaries        Subsidiaries         Entries              Total
                                        -------------       ------------       ------------       ------------
Net cash used in operating
   activities.........................   ($12,079,267)     $(1,828,812)                  --       ($13,908,079)
                                        -------------       ----------         ------------       ------------
Cash flows from investing activities:
   Capital expenditures...............       (882,748)        (363,414)                  --         (1,246,162)
   Proceeds from the disposal
     of property and equipment........         15,955               --                   --             15,955
   Investment in affiliate............          4,643               --                   --              4,643
                                        -------------       ----------         ------------       ------------
      Net cash used in investing
        activities....................       (862,150)        (363,414)                  --         (1,225,564)
                                        -------------       ----------         ------------       ------------
Cash flows from financing
   activities:
   Net borrowings under
      line-of-credit agreements......      13,656,719        2,373,840                   --         16,030,559
   Repayments under notes payable
      agreements.....................         (86,558)         (54,353)                  --           (140,911)
   Borrowings under notes payable
      agreements.....................          34,491               --                   --             34,491
                                        -------------       ----------         ------------       ------------
      Net cash provided by
        financing activities........       13,604,652        2,319,487                   --         15,924,139
                                        -------------       ----------         ------------       ------------
      Effect of changes in
        exchange rate on cash and
        cash equivalents............               --         (127,306)                  --           (127,306)
                                        -------------       ----------         ------------       ------------
      Net increase (decrease) in cash
       and cash equivalents.........          663,235              (45)                  --            663,190
Cash and cash equivalents,
   beginning of period..............          683,138            1,906                   --            685,044
                                        -------------       ----------         ------------       ------------
Cash and cash equivalents,
   end of period....................     $  1,346,373         $  1,861                   --        $ 1,348,234
                                        -------------       ----------         ------------       ------------
                                        -------------       ----------         ------------       ------------

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


                                            Six Months Ended June 30, 2000
                                       ---------------------------------------
                                        Henry         Resin
                                       Coatings     Technology
                                       Division      Division         Total
                                      -----------   ----------     -----------
Net sales                            $ 82,672,714  $10,420,355    $ 93,093,069
Gross profit                           21,985,801    1,831,169      23,816,970
Operating income (Loss)                (2,376,533)     431,110      (1,945,423)
Depreciation and amortization           3,703,725       84,112       3,787,837
Total assets                          118,003,934   14,332,167     132,336,101
Capital expenditures                    1,190,075       56,087       1,246,162


         The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for the six months ended June 30, 2000 are as follows:


                                                                  LONG-LIVED
                                                  NET SALES         ASSETS
                                                 -----------     -----------
United States.................................   $77,047,944     $61,731,382
Canada........................................    16,045,125       8,751,138
                                                 -----------     -----------
      Total...................................   $93,093,069     $70,482,520
                                                 -----------     -----------
                                                 -----------     -----------

                                       14

RESULTS OF OPERATIONS

         SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:



                                          Three Months Ended June 30       Six Months Ended June 30
                                               ($ in millions)                 ($ in millions)
                                          --------------------------------------------------------------------
                                          1999 % of sales 2000 % of sales   1999  % of sales  2000  % of sales
                                          --------------------------------------------------------------------
Net sales                                 $47.1   100.0%  $51.5  100.0%     $82.7   100.0%     93.1    100.0%
Cost of sales                              33.7    71.5%   38.8   75.3%      59.2    71.6%     69.3     74.4%
                                          --------------------------------------------------------------------
     Gross Profit                          13.4    28.5%   12.7   24.7%      23.5    28.4%     23.8     25.6%


Operating expenses:
     Selling, general and administrative   11.8    25.1%   12.8   24.9%      22.6    27.3%     24.2     26.0%
     Amortization of intangibles            0.9     1.9%    0.8    1.6%       1.8     2.2%      1.6      1.7%
                                          --------------------------------------------------------------------
     Operating loss                         0.7     1.5%   (0.9)  (1.7%)     (0.9)   (1.1)%    (2.0)    (2.1)%
                                          --------------------------------------------------------------------
Interest expense                            2.3     4.9%    2.5    4.9%       4.5     5.4%      4.7      5.0%
Interest and other income, net              0.0     0.0%   (0.1)  (0.2)%     (0.1)   (0.1)%    (0.1)    (0.1)%
                                          --------------------------------------------------------------------
     Loss before
      (benefit) for income taxes           (1.6)   (3.4%)  (3.3)  (6.4%)     (5.3)   (6.4)%    (6.6)    (7.1)%
Benefit for income taxes                   (0.3)   (0.6%)  (0.9)  (1.7%)     (1.4)   (1.7)%    (1.8)    (1.9)%
                                           -------------------------------------------------------------------
     Net income (loss)                     (1.3)   (2.8%) ($2.4)  (4.7%)     (3.9)   (4.7)%    (4.8)    (5.2)%
                                           -------------------------------------------------------------------
                                           -------------------------------------------------------------------

FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 1999

NET SALES. The Company's net sales increased to $51.5 million for the three months ended June 30, 2000, an increase of $4.4 million, or 9.3%, from $47.1 million for the three months ended June 30, 1999. The increase was primarily due to the introduction of products into new markets and growth with several existing major accounts.

GROSS PROFIT. The Company's gross profit decreased to $12.7 million for the three months ended June 30, 2000, a decrease of $0.7 million, or 5.2%, from $13.4 million for the three months ended June 30, 1999. Gross profit as a percentage of net sales decreased to 24.7% for the three months ended June 30, 2000 from 28.5% for the three months ended June 30, 1999. The decrease was due to increased raw material prices primarily related to petroleum based products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales decreased to 24.9% for the three months ended June 30, 2000 from 25.1% for the three months ended June 30, 1999. Selling, general and administrative expenses increased to $12.8 million for the three months ended June 30, 2000, an increase of $1.0 million, or 8.5%, from $11.8 million for the three months ended June 30, 1999. The increase of $1.0 million was primarily due to the more than commensurate increase in sales and the Company's continued support of its national brand strategy.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased 11.1% to $0.8 million for the three months ended June 30, 2000, from $0.9 million for the three months ended June 30, 1999. The decrease in amortization expense was primarily due to the expiration of a noncompete agreement.

OPERATING INCOME (LOSS). Operating income decreased to a loss of $0.9 million for the three months ended June 30, 2000, a decrease of $1.6 million, or 228.6%, from income of $0.7 million for the three months ended June 30, 1999. Operating income as a percentage of net sales decreased to a negative 1.7% for the three months ended June 30, 2000, from income of 1.5% as a percentage of net sales for the three months ended June 30, 1999. The decrease of $1.6 million was primarily attributable to increased net sales partially offset by higher raw material costs.

INTEREST EXPENSE. Interest expense increased to $2.5 million for the three months ended June 30, 2000, an increase of $0.2 million, or 8.7%, from $2.3 million for the three months ended June 30, 1999. The increase was primarily due to additional working capital borrowings required to support increased sales.

BENEFIT FOR INCOME TAXES. The benefit for income taxes increased to $0.9 million for the three months ended June 30, 2000, or 200.0%, from a benefit for income taxes of $0.3 million for the three months ended June 30, 1999. The increase is primarily related to the Company's increased operating loss for the three months ended June 30, 2000.

NET LOSS. The net loss increased to $2.4 million for the three months ended June 30, 2000, an increase of $1.1 million, or 84.6% from a loss of $1.3 million for the three months ended June 30, 1999. The increase was primarily due to increased raw material costs and other factors discussed above.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX
MONTHS ENDED JUNE 30, 1999

NET SALES. The Company's net sales increased to $93.1 million for the six months ended June 30, 2000, an increase of $10.4 million, or 12.6%, from $82.7 million for the six months ended June 30, 1999. The increase was primarily due to the introduction of products into new markets, growth with several existing major accounts and increased rainfall in the southwest.

GROSS PROFIT. The Company's gross profit increased to $23.8 million for the six months ended June 30, 2000, an increase of $0.3 million, or 1.3%, from $23.5 million for the six months ended June 30, 1999. The increase was primarily due to increased sales. Gross profit as a percentage of net sales decreased to 25.6% for the six months ended June 30, 2000 from 28.4% for the six months ended June 30, 1999. The decrease was due to increased raw material prices primarily related to petroleum based products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of sales decreased to 26.0% for the six months ended June 30, 2000 from 27.3% for the six months ended June 30, 1999. Selling, general and administrative expenses increased to $24.2 million for the six months ended June 30, 2000, an increase of $1.6 million, or 7.1%, from $22.6 million for the six months ended June 30, 1999. The increase of $1.6 million was primarily due to the more than commensurate increase in net sales and the Company's continued support of its national brand strategy.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased 11.1% to $1.6 million for the six months ended June 30, 2000, from $1.8 million for the six months ended June 30, 1999. The decrease in amortization expense was primarily due to the expiration of a noncompete agreement.

OPERATING LOSS. The Company's operating loss increased to a loss of $2.0 million for the six months ended June 30, 2000, an increase of $1.1 million, or 122.2%, from a loss of $0.9 million for the six months ended June 30, 1999. Operating loss as a percentage of net sales increased to a negative 2.1% for the six months ended June 30, 2000, from a loss of 1.1% as a percentage of net sales for the six months ended June 30, 1999. The increase of $1.1 million was primarily attributable to increased net sales partially offset by higher raw material costs.

INTEREST EXPENSE. Interest expense increased to $4.7 million for the six months ended June 30, 2000, an increase of $0.2 million, or 4.4%, from $4.5 million for the six months ended June 30, 1999. The increase was primarily due to increased working capital borrowings required to support increased sales.

BENEFIT FOR INCOME TAXES. The benefit for income taxes increased to $1.8 million for the six months ended June 30, 2000, or 28.6%, from a benefit for income taxes of $1.4 million for the six months ended June 30, 1999. The increase is primarily related to the Company's increased operating loss for the six months ended June 30, 2000.

NET LOSS. The net loss increased to $4.8 million for the six months ended June 30, 2000, an increase of $0.9 million, or 23.1% from a loss of $3.9 million for the six months ended June 30, 1999. The increase was primarily due to increased sales offset by other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. The bank credit facility (the "Credit Facility") provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of June 30, 2000 outstanding balances were $13.8 million for the revolving line of credit facility, and no amounts were outstanding under for the capital expenditure facility. The Company also had $4.9 million outstanding under its Canadian line of credit at June 30, 2000.

Cash flows for the Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

         The Company's cash flows from operations were ($13.9) million and ($8.8) million for the six months ended June 30, 2000 and 1999, respectively. The decrease in operating cash flows from June 30, 1999 to June 30, 2000 of $5.1 million was primarily attributable to increased levels of accounts receivables, inventories and decreased levels of accounts payables and accrued expenses. Cash flows from financing activities during the six months ended June 30, 2000 and the six months ended June 30, 1999 was $15.9 million and $2.2 million, respectively. The increase in financial cash flows of $13.7 million from the six months ended June 30, 1999 to the six months ended June 30, 2000 was primarily due to borrowings under the line of credit agreement. Cash flows used in investing activities were ($1.2) million and ($5.0) million for the six months ended June 30, 2000 and 1999, respectively. The decrease in cash used in investing activities was due primarily to the acquisition of a business for $2.7 million in March 1999 and a decrease in capital expenditures of $1.1 million.

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

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

          The registrant has filed herewith the following exhibits:

          27 Financial Data Schedule for the three month period ended June 30, 2000 (filed in electronic form only).

          (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarterly period ended June 30, 2000:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2000                 HENRY COMPANY

                                         /s/ Jeffrey A. Wahba
                                      -------------------------------
                                      By:  JEFFREY A. WAHBA
                                      Its:  Vice President, Secretary
                                      and Chief Financial Officer