Form 10-Q
period 2000-09-30
HENRY CO
filed 2000-11-14
CIK 46916

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended September 30, 2000

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

         Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2000, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.


                                  HENRY COMPANY
                                    FORM 10-Q
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 2000




PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

  Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000 (Unaudited)................................     3

  Consolidated Statements of Operations for the three months and nine months ended September 30, 1999
    and 2000 (Unaudited)................................................................................................     4

  Consolidated Statement of Changes in Shareholders' Equity for the nine months ended
    September 30, 2000 (Unaudited) .....................................................................................     5

  Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 2000 (Unaudited)...............     6

  Notes to Consolidated Financial Statements............................................................................     7

  ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS OF OPERATIONS.......................    15

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................................    21

PART II. OTHER INFORMATION..............................................................................................    21

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................    21

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................................................    22

SIGNATURES..................................................................................................................23

PART I.   FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

 HENRY COMPANY
 CONSOLIDATED BALANCE SHEETS


                                                                                                December 31,        September 30,
                                                                                                   1999                2000
                                                                                                ------------       -------------
                                                                                                                    (unaudited)
                                           ASSETS:

Current assets:
   Cash and cash equivalents...............................................................    $   685,044          $ 2,150,158
   Trade accounts receivable, net of allowance for
      doubtful accounts of $1,027,825 and $1,221,439 for
      1999 and 2000, respectively..........................................................     21,349,756           36,997,514
   Inventories.............................................................................     15,606,752           19,563,729
   Receivables from affiliate..............................................................      2,144,212            2,464,877
   Notes receivable........................................................................        516,210              533,628
   Prepaid expenses and other current assets...............................................      2,564,743            2,382,786
   Income tax receivable...................................................................             -             1,111,858
                                                                                              -------------        ------------
        Total current assets...............................................................     42,866,717           65,204,550

Property and equipment, net................................................................     36,751,720           34,942,704
Cash surrender value of life insurance, net................................................      4,340,388            4,571,506
Intangibles, net...........................................................................     29,401,525           27,390,725
Notes receivable...........................................................................        354,462              355,268
Note receivable from affiliate.............................................................      1,863,072            1,863,072
Other......................................................................................        349,326              104,436
                                                                                              -------------        ------------
        Total assets.......................................................................   $115,927,210         $134,432,261
                                                                                              =============        ============

                            LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable........................................................................   $  7,662,800         $ 13,974,123
   Accrued expenses........................................................................      8,328,487           12,030,089
   Income taxes payable....................................................................        258,117               83,947
   Notes payable, current portion..........................................................        124,994               92,736
   Borrowings under lines of credit........................................................      2,629,837           17,063,891
                                                                                              -------------        ------------
        Total current liabilities..........................................................     19,004,235           43,244,786

Notes payable..............................................................................        516,214              424,204
Environmental reserve......................................................................      3,375,025            3,327,975
Deferred income taxes......................................................................      5,428,817            5,001,405
Deferred warranty revenue..................................................................      2,563,231            2,682,702
Deferred compensation......................................................................      1,071,073              929,886
Series B Senior Notes......................................................................     81,400,000           81,400,000
                                                                                              -------------        ------------
        Total liabilities..................................................................    113,358,595          137,010,958

Commitments and contingencies
Redeemable convertible preferred stock.....................................................      1,764,594            1,878,681

Shareholders' equity:
     Common stock..........................................................................      4,691,080            4,691,080
     Additional paid-in capital............................................................      2,519,147            2,405,060
     Cumulative translation adjustment.....................................................       (149,083)            (459,668)
     Accumulated deficit...................................................................     (6,257,123)         (11,093,850)
                                                                                              -------------        ------------
        Total shareholders' equity.........................................................        804,021           (4,457,378)
                                                                                              -------------        ------------
        Total liabilities and shareholders' equity.........................................   $115,927,210         $134,432,261
                                                                                              =============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    Three Months Ended           Nine Months Ended
                                                       September 30,                September 30,
                                              --------------------------    ---------------------------
                                                  1999           2000          1999            2000
                                              -----------    -----------    ------------   ------------

Net sales...................................  $54,796,067    $56,374,757    $137,489,244   $149,467,826
Cost of sales...............................   36,621,353     39,581,694      95,803,602    108,857,793
                                              -----------    -----------    ------------   ------------
      Gross profit..........................   18,174,714     16,793,063      41,685,642     40,610,033

Operating expenses:
      Selling, general and administrative...   13,318,471     12,689,644      35,948,479     36,869,765
      Restructuring charges.................          --         237,200             --         237,200
      Amortization of intangibles...........      906,460        791,136       2,684,221      2,373,408
                                              -----------    -----------    ------------   ------------
      Operating income......................    3,949,783      3,075,083       3,052,942      1,129,660
Other expense (income):
      Interest expense......................    2,304,130      2,524,835       6,789,734      7,241,604
      Interest and other income, net........      (54,167)       (60,565)       (155,979)      (174,891)
                                              -----------    -----------    ------------   ------------
      Income (loss) before provision (benefit)
       for income taxes.....................    1,699,820        610,813      (3,580,813)    (5,937,053)
Provision (benefit) for income taxes........    1,107,316        682,232        (312,002)    (1,100,326)
                                              -----------    -----------    ------------   ------------
      Net income (loss).....................  $   592,504    $   (71,419)   $ (3,268,811)  $ (4,836,727)
                                              ===========    ===========    ============   ============



The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                            AS OF SEPTEMBER 30, 2000
(UNAUDITED)

                                         Common Stock
                                    --------------------                             Cumulative       Retained
                                    Issued                         Additional       Translation       Earnings
                                    Shares        Amount        Paid-in Capital      Adjustment       (Deficit)          Total
                                    -------     ----------      ---------------     -----------      -----------       ----------

Balance, December 31, 1999......    227,500     $4,691,080       $ 2,519,147        ($149,083)       $(6,257,123)     $   804,021
Accretion on redeemable
   convertible preferred stock..       --            --             (114,087)            --                --            (114,087)
Comprehensive income (loss):
   Net loss.....................       --            --                 --               --           (4,836,727)      (4,836,727)
   Other comprehensive income:
      Change in cumulative
        translation adjustment..       --            --                 --           (310,585)             --            (310,585)
                                                                                                                        ----------
Total comprehensive
   income (loss)................       --            --                 --               --                --          (5,147,312)
                                    -------     ----------      ---------------     -----------       -----------       ----------
Balance, September 30, 2000.....    227,500     $4,691,080       $ 2,405,060        ($459,668)       $(11,093,850)    $(4,457,378)
                                    =======     ==========      ===============     ===========      ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000
                                   (UNAUDITED)


                                                                                                  1999                2000
                                                                                              -----------           ----------

Cash flows from operating activities:
   Net loss...............................................................................   ($3,268,811)         ($4,836,727)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization.......................................................     2,458,833            3,295,413
      Provision for doubtful accounts.....................................................       399,280              301,255
      Deferred income taxes...............................................................      (398,359)            (427,412)
      Noncompetition and goodwill amortization............................................     2,890,980            2,377,106
      (Gain) loss on disposal of property and equipment and other assets..................        (1,625)             134,503
      Changes in operating assets and liabilities, net of assets acquired:
        Accounts receivable...............................................................   (13,940,520)         (15,949,013)
        Inventories.......................................................................    (2,108,776)          (3,956,977)
        Receivables from affiliates.......................................................       (68,153)            (320,665)
        Notes receivable..................................................................        23,211              (18,224)
        Cash surrender value of life insurance............................................      (303,009)            (231,118)
        Other assets......................................................................    (1,136,621)             297,332
        Income tax receivable.............................................................      (413,597)          (1,111,858)
        Accounts payable and accrued expenses.............................................     7,065,025            9,791,704
        Deferred warranty revenue.........................................................       292,050              119,471
        Deferred compensation.............................................................        37,456             (141,187)
                                                                                              -----------           ----------
              Net cash used in operating activities ......................................    (8,472,636)         (10,676,397)
                                                                                              -----------           ----------

Cash flows from investing activities:
   Capital expenditures...................................................................    (2,868,683)          (2,383,311)
   Proceeds from the disposal of property and equipment and other assets..................         1,625              220,378
   Acquisition of business, net of cash acquired..........................................    (2,613,931)                --
   Investment in affiliate................................................................       (25,756)               7,080
                                                                                             -----------           ----------
              Net cash used in investing activities.......................................    (5,506,745)          (2,155,853)
                                                                                             -----------           ----------

Cash flows from financing activities:
   Net borrowings under line-of-credit agreements.........................................     3,210,046           14,434,054
   Repayments under notes payable agreements..............................................      (409,717)            (146,363)
   Borrowings under notes payable agreements..............................................        67,871               22,095
                                                                                             -----------           ----------
              Net cash provided by financing activities.........................               2,868,200           14,309,786
                                                                                             -----------           ----------
Effect of exchange rate changes on cash and cash equivalents..............................       122,842              (12,422)
                                                                                             -----------           ----------
              Net increase (decrease) in cash and cash equivalents........................   (10,988,339)           1,465,114

Cash and cash equivalents, beginning of period............................................    12,022,676              685,044
                                                                                             -----------           ----------
Cash and cash equivalents, end of period..................................................   $ 1,034,337           $2,150,158
                                                                                             ===========           ==========



The accompanying notes are an integral part of these consolidated financial statements.

                                  HENRY COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
1. INTERIM FINANCIAL STATEMENTS:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 1999 as included in the Company's Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year.

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

           In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC issued additional guidance in the form of its Frequently Asked Questions and Answers publication. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policy.

3. INVENTORIES:

         Inventories consist of the following:



                                              December 31,      September 30,
                                                  1999              2000
                                              ------------      -------------
Raw materials............................     $ 7,333,325       $ 9,196,866
Finished goods...........................       8,273,427        10,366,863
                                              -----------       -----------
                                              $15,606,752       $19,563,729
                                              ===========       ===========

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:



                                                 December 31,     September 30,
                                                     1999            2000
                                                -------------    -------------
Buildings.....................................  $14,621,684      $ 14,488,246
Machinery and equipment.......................   26,799,922        26,805,066
Office furniture and equipment................    6,236,473         6,189,739
Automotive equipment..........................    1,521,456         1,473,006
Leasehold improvements........................    3,183,658         3,183,658
Other.........................................      454,834           454,834
                                                -------------    -------------
                                                 52,818,027        52,594,549
Less, accumulated depreciation and
    amortization..............................   20,449,525        24,022,768
                                                -------------    -------------
                                                 32,368,502        28,571,781
Land..........................................    3,475,849         3,260,677
Construction-in-progress......................      907,369         3,110,246
                                                -------------    -------------
                                                $36,751,720      $ 34,942,704
                                                =============    =============

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

         Long-term debt consists of the following at September 30, 2000:


Long-Term debt consists of the following at September 30, 2000:




    10.0% Series B Senior Notes due 2008..........................  $81,400,000
    Various term notes payable to third parties with interest
     rates ranging from 6% to 9.5%, maturing from 2000 to 2013...    17,580,831
                                                                    -----------
                                                                     98,980,831
    Less, current maturities......................................   17,156,627
                                                                    -----------
                                                                    $81,824,204
                                                                    ===========

         The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 8 for the Guarantor Condensed Consolidating Financial Statements.

         The Company has a $35 million credit facility, $25 million of which is available in accordance with a borrowing base and to be used for working capital needs and $10 million which may be used for capital expenditures. The credit facility expires on April 22, 2003 with interest charged at prime or LIBOR plus 2.25% (9.5% at September 30, 2000). At September 30, 2000, $13,303,816 was
outstanding under the credit facility.

         The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $5,324,000 with interest charged at prime plus 0.5% (7.5% at September 30, 2000). At September 30, 2000, $3,760,075 was outstanding under this Canadian line.

6. INCOME TAXES:

The significant components of the provision (benefit) for income taxes for the year ended December 31, 1999 and nine months ended September 30, 2000 are as follows:

                                           Year Ended        Nine Months Ended
                                        December 31, 1999   September 30, 2000
                                        -----------------   ------------------
Current:
   Federal..........................               --          $(1,112,140)
   State............................               --             (196,260)
   Foreign..........................          681,896              496,641
                                           ----------          -----------
                                           $  681,896          $  (811,759)
                                           ----------          -----------
Deferred:
   Federal..........................        (207,557)             (226,607)
   State............................        (170,370)              (61,960)
   Foreign..........................              --                    --
                                           ----------          -----------
                                            (377,927)             (288,567)
                                           ----------          -----------
                                           $ 303,969           $(1,100,326)
                                           ==========          ===========

         The Company's effective tax rate differs from the federal statutory tax rate for the twelve and nine months ended December 31, 1999 and September 30, 2000 respectively as follows:




                                                                                                 Nine Months
                                                                                Year Ended           Ended
                                                                               December 31,      September 30,
                                                                                  1999              2000
                                                                               -----------       ------------
Provision (benefit) for income taxes at the federal statutory tax rate.....      (34.0)%            (34.0)%
State taxes, net of federal tax benefit....................................       (6.0)              (6.0)
Foreign income taxes in excess of U.S. statutory rate......................       20.0                8.4
Nondeductible intangibles..................................................       26.0               15.2
Nondeductible business expenses                                                    5.0                 --
Other, net.................................................................       (2.0)              (2.1)
                                                                                  -----              -----
                                                                                   9.0%             (18.5)%
                                                                                  =====              =====


         Income (loss) before income taxes of the Company's Canadian operations was ($281,974) and $1,083,156 for the year ended December 31, 1999 and the nine month period ended September 30, 2000 respectively.

7. RELATED PARTY TRANSACTIONS:

         During the nine month period ended September 30, 2000, the Company has charged the Henry Wine Group approximately $581,000 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998 and has been subsequently renewed and modified on an annual basis.

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

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                       Henry Company
                                          (Parent
                                        Corporation)                            Consolidated
                                       and Guarantor        Nonguarantor         Elimination      Consolidated
                                        Subsidiaries        Subsidiaries           Entries           Total
                                      ---------------       ------------        ------------      ------------
           ASSETS:
Current assets:
  Cash and cash equivalents...        $  2,148,326          $     1,832                   --      $  2,150,158
  Accounts receivable, net....          32,051,847            4,945,667                   --        36,997,514
  Inventories.................          14,296,516            5,267,213                   --        19,563,729
  Receivables from affiliate..           6,468,372            2,780,495         $ (6,783,990)        2,464,877
  Notes receivable............             533,628                   --                   --           533,628
  Prepaid expenses and
   other current assets.......           2,223,203              159,583                   --         2,382,786
  Income tax receivable.......           1,111,858                   --                   --         1,111,858
                                      ------------         ------------         ------------      ------------
      Total current assets....          58,833,750           13,154,790           (6,783,990)       65,204,550
Property and equipment, net...          28,860,773            6,081,931                   --        34,942,704
Investment in subsidiaries....           8,564,729                   --           (8,564,729)               --
Cash surrender value
  of life insurance, net......           4,571,506                   --                   --         4,571,506
Intangibles, net..............          24,899,768            2,490,957                   --        27,390,725
Notes receivable..............             355,268                   --                   --           355,268
Note receivable from
  affiliate...................           1,863,072                   --                   --         1,863,072
Other.........................             103,882                  554                   --           104,436
                                      ------------          -----------         ------------      ------------
Total assets..................        $128,052,748          $21,728,232         $(15,348,719)     $134,432,261
                                      ============          ===========         ============      ============

           LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable............        $  8,941,975          $ 5,032,148                   --      $ 13,974,123
  Accrued expenses............          10,822,785            1,207,304                   --        12,030,089
  Intercompany payables.......           2,780,495            4,003,495         $ (6,783,990)               --
  Notes payable, current
   portion....................              92,736                   --                   --            92,736
  Income taxes payable........                  --               83,947                   --            83,947
  Borrowings under lines
   of credit..................          13,303,816            3,760,075                   --        17,063,891
                                      ------------          -----------         ------------      ------------
    Total current liabilities.          35,941,807           14,086,969           (6,783,990)       43,244,786

Notes payable.................             424,204                   --                   --           424,204
Environmental reserve.........           3,327,975                   --                   --         3,327,975
Deferred income taxes.........           3,286,495            1,714,910                   --         5,001,405
Deferred warranty revenue.....           2,682,702                   --                   --         2,682,702
Deferred compensation.........             929,886                   --                   --           929,886
Series B Senior Notes.........          81,400,000                   --                   --        81,400,000
                                      ------------          -----------         ------------      ------------

    Total liabilities.........         127,993,069           15,801,879           (6,783,990)      137,010,958

Redeemable convertible
 preferred stock..............           1,878,681                   --                   --         1,878,681

Common stock.................            4,691,080            7,194,402           (7,194,402)        4,691,080
Additional paid-in
  capital....................            2,405,060                   --                   --         2,405,060
Cumulative translation
  adjustment.................                   --           (1,047,668)             588,000          (459,668)
Accumulated (deficit)
  retained earnings..........           (8,915,142)            (220,381)          (1,958,327)      (11,093,850)
                                      ------------          -----------         ------------      ------------
    Total shareholders'
     equity..................           (1,819,002)           5,926,353           (8,564,729)       (4,457,378)
                                      ------------          -----------         ------------      ------------
    Total liabilities and
     shareholders' deficit...         $128,052,748          $21,728,232         $(15,348,719)     $134,432,261
                                      ============          ===========         ============      ============

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                         Henry Company
                                            (Parent
                                          Corporation)                          Consolidated
                                         And Guarantor       Nonguarantor        Elimination      Consolidated
                                         Subsidiaries        Subsidiaries          Entries           Total
                                         -------------       ------------       ------------      ------------
Net sales.............................   $130,393,329        $26,562,755        $(7,488,258)     $149,467,826
Cost of sales.........................     95,340,196         21,081,881         (7,564,284)      108,857,793
                                         ------------       ------------       ------------      ------------
      Gross profit....................     35,053,133          5,480,874             76,026        40,610,033
Operating expenses:
   Selling, general and
      administrative..................     30,856,240          5,937,499             76,026        36,869,765
   Restructuring charges..............        237,200                 --                 --           237,200
   Amortization of intangibles........      2,279,781             93,627                 --         2,373,408
                                         ------------       ------------       ------------      ------------
      Operating income (loss).........      1,679,912           (550,252)                --         1,129,660
Other expense (income):
   Interest expense...................      7,073,659            167,945                 --         7,241,604
   Interest and other income, net.....       (174,891)                --                 --          (174,891)
                                         ------------       ------------       ------------      ------------
      Loss before provision (benefit)
        for income taxes..............     (5,218,856)          (718,197)                --        (5,937,053)
Provision (benefit) for income taxes..     (1,596,967)           496,641                 --        (1,100,326)
                                         ------------       ------------       ------------      ------------
    Net loss..........................    ($3,621,889)       ($1,214,838)                --       ($4,836,727)
                                         ============       ============       ============      ============


                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)



                                        Henry Company
                                           (Parent
                                         Corporation)                          Consolidated
                                        And Guarantor       Nonguarantor       Elimination        Consolidated
                                        Subsidiaries        Subsidiaries         Entries              Total
                                        -------------       ------------       ------------       ------------
Net cash used in operating
   activities.........................   ($10,069,014)       ($607,383)                  --       ($10,676,397)
                                         ------------       ----------         ------------       ------------
Cash flows from investing activities:
   Capital expenditures...............     (1,789,960)        (593,351)                  --         (2,383,311)
   Proceeds from the disposal of
      property and equipment..........        220,378               --                   --            220,378
   Investment in affiliate............          7,080               --                   --              7,080
                                         ------------       ----------         ------------       ------------
      Net cash used in investing
        activities....................     (1,562,502)        (593,351)                  --         (2,155,853)
                                         ------------       ----------         ------------       ------------
Cash flows from financing
   activities:
   Net borrowings under
      line-of-credit agreements......      13,166,619        1,267,435                   --         14,434,054
   Repayments under notes payable
      agreements.....................         (92,010)         (54,353)                  --           (146,363)
   Borrowings under notes payable
      agreements....................           22,095               --                   --             22,095
                                         ------------       ----------         ------------       ------------
      Net cash provided by
        financing activities........       13,096,704        1,213,082                   --         14,309,786
                                         ------------       ----------         ------------       ------------
      Effect of changes in
        exchange rate on cash and
        cash equivalents............               --          (12,422)                  --            (12,422)
                                         ------------       ----------         ------------       ------------
      Net increase (decrease) in cash
        and cash equivalents........        1,465,188              (74)                  --          1,465,114
Cash and cash equivalents,
   beginning of period..............          683,138            1,906                   --            685,044
                                         ------------       ----------         ------------       ------------
Cash and cash equivalents,
   end of period....................     $  2,148,326       $    1,832                   --       $  2,150,158
                                         ============       ==========         ============       ============


9.  RESTRUCTURING CHARGES

         In the third quarter of 2000, the Company announced a realignment of its cost structure designed to increase operating efficiencies and improve profitability. The realignment resulted in a $237,200 restructuring charge in the third quarter 2000 and reflected severance payments to employees that have been terminated due to the permanent elimination of their positions under the program.

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

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


                                 Nine Months Ended September 30, 2000
                                  ----------------------------------
                                  Henry          Resin
                                Coatings       Technology
                                Division        Division        Total
                                ---------      ----------      --------
Net sales                      132,671,053    $16,796,773    $149,467,826
Gross profit                    37,679,985      2,930,048      40,610,033
Operating income (Loss)            819,467        310,193       1,129,660
Depreciation and amortization    5,547,203        125,316       5,672,519
Total assets                   121,571,400     12,860,861     134,432,261
Capital expenditures             2,305,689         77,622       2,383,311



         The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for the nine months ended September 30,2000 are as follows:



                                             Nine Months Ended
                                             September 30, 2000
                                             ------------------
                                             Net        Long-Lived
                                            Sales         Assets
United States..................          $122,905,071   $60,654,269
Canada.............................        26,562,755     8,573,442
                                         ------------   -----------
      Total........................       149,467,826    69,227,711
                                          ===========   ===========

RESULTS OF OPERATIONS

         SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:



                                             Three Months Ended September 30              Nine Months Ended September 30
                                                    ($ in millions)                               ($ in millions)
                                       -----------------------------------------    -----------------------------------------
                                        1999     % of sales    2000   % of sales      1999     % of sales  2000   % of sales
                                       -----------------------------------------    -----------------------------------------
Net sales                              $ 54.8      100.0%     $ 56.4      100.0%     $137.5      100.0%  $149.5      100.0%
Cost of sales                            36.6       66.8%       39.6       70.2%       95.8       69.7%   108.9       72.8%
     Gross Profit                        18.2       33.2%       16.8       29.8%       41.7       30.3%    40.6       27.2%
Operating expenses:
     Selling, general
       And administrative                13.4       24.5%       12.7       22.5%       36.0       26.2%    36.9       24.7%
     Restructuring charges                -          -           0.2        0.4%        -          -        0.2        0.1%
     Amortization of Intangibles          0.9        1.6%        0.8        1.4%        2.7        2.0%     2.4        1.6%
                                       -----------------------------------------    -----------------------------------------
     Operating income                     3.9        7.1%        3.1        5.5%        3.0        2.2%     1.1        0.7%
                                       -----------------------------------------    -----------------------------------------
Interest expense                          2.3        4.2%        2.5        4.4%        6.8        4.9%     7.2        4.8%
Interest and other                       (0.1)      (0.2%)      (0.1)      (0.2)%      (0.2)      (0.1)%   (0.2)      (0.1)%
   income
                                       -----------------------------------------    -----------------------------------------
     Income (loss) before provision
       (benefit) for taxes                1.7        3.1%        0.6        1.1%       (3.6)      (2.6%)   (5.9)      (3.9%)
Provision (benefit) for taxes             1.1        2.0%        0.7        1.2%       (0.3)      (0.2%)   (1.1)      (0.7%)
                                       -----------------------------------------    -----------------------------------------
     Net income (loss)                 $  0.6        1.1%     $ (0.1)      (0.2%)    $ (3.3)      (2.4%) $ (4.8)      (3.2%)
                                       ========================================     =========================================

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. The Company's net sales increased to $56.4 million for the three months ended September 30, 2000, an increase of $1.6 million, or 2.9%, from $54.8 million for the three months ended September 30, 1999. The increase was primarily due to price increases enacted in the second and third quarters of 2000.

GROSS PROFIT. The Company's gross profit decreased to $16.8 million for the three months ended September 30, 2000, a decrease of $1.4 million, or 7.7%, from $18.2 million for the three months ended September 30, 1999. Gross profit decreased as a percentage of net sales to 29.8% for the three months ended September 30, 2000 from 33.2% for the three months ended September 30, 1999. The percentage decrease was primarily attributable to increased raw material costs primarily related to petroleum based products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales decreased to 22.5% for the three months ended September 30, 2000 from 24.5% for the three months ended September 30, 1999. Selling, general and administrative expenses decreased to $12.7 million for the three months ended September 30, 2000, a decrease of $0.7 million, or 5.2%, from $13.4 million for the three months ended September 30, 1999. The decrease of $0.7 was primarily attributable to reduced payroll costs as well as other operating expenses.

RESTRUCTURING CHARGES. Restructuring charges amounted to $0.2 million for the period ended September 30, 2000. These charges primarily relate to the reorganization of certain operational and marketing functions.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles amounted to $0.8 million for the three months ended September 30, 2000. The decrease in amortization expense was primarily due to the expiration of a noncompete agreement.

OPERATING INCOME (LOSS). Operating income decreased to $3.1 million for the three months ended September 30, 2000, a decrease of $0.8 million, or 20.5%, from income of $3.9 million for the three months ended September 30, 1999. Operating income as a percentage of net sales decreased to 5.5% for the three months ended September 30, 2000, from operating income of 7.1% as a percentage of net sales for the three months ended September 30, 1999. The decrease of $0.8 million was primarily attributable to higher raw material costs partially offset by increased sales.

INTEREST EXPENSE. Interest expense increased to $2.5 million for the three months ended September 30, 2000, an increase of $0.2 million, or 8.7%, from $2.3 million for the three months ended September 30, 1999, primarily as a result of the interest incurred on the Senior Notes used to finance the Monsey Bakor acquisition.

PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes decreased to $0.7 million for the three months ended September 30, 2000, a decrease of $0.4 million, or 36.4%, from a provision for income taxes of $1.1 million for the three months ended September 30, 1999. The decrease is primarily related to the Company's decreased operating income for the three months ended September 30, 2000.

NET INCOME (LOSS). The net loss was $0.1 million for the three months ended September 30, 2000, a decrease of $0.7 million, or 116.7% from the net income of $0.6 million for the three months ended September 30, 1999. The decrease of $0.7 million was primarily due to increased raw material costs, restructuring costs, interest expense and other factors discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. The Company's net sales increased to $149.5 million for the nine months ended September 30, 1999, an increase of $12.0 million, or 8.7%, from $137.5 million for the nine months ended September 30, 1999. The increase was primarily due to the introduction of products into new markets, growth with several existing major accounts and increased rainfall in the southwest during the first quarter of 2000.

GROSS PROFIT. The Company's gross profit decreased to $40.6 million for the nine months ended September 30, 1999, a decrease of $1.1 million, or 2.6%, from $41.7 million for the nine months ended September 30, 1998. Gross profit decreased as a percentage of net sales to 27.2% for the nine months ended September 30, 2000 from 30.3% for the nine months ended September 30, 1999. The decrease was attributable to increased raw material costs primarily related to petroleum based products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of revenue decreased to 24.7% for the nine months ended September 30, 2000 from 26.2% for the nine months ended September 30, 1999. Selling, general and administrative expenses increased to $36.9 million for the nine months ended September 30, 2000, an increase of $0.9 million, or 2.5%, from $36.0 million for the nine months ended September 30, 1999. The increase of $0.9 million was primarily due to the more than commensurate increase in net sales and the Company's continued support of its national brand strategy.

RESTRUCTURING CHARGES. Restructuring charges amounted to $0.2 million for the nine months ended September 30, 2000. These charges primarily relate to the reorganization of certain operational and marketing functions.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased to $2.4 million for the nine months ended September 30, 2000, a decrease of $0.3 million, or 11.1%, from $2.7 million for the nine months ended September 30, 1999. The decrease in amortization expense was primarily due to the expiration of a noncompete agreement.

OPERATING INCOME. Operating income decreased to $1.1 million for the nine months ended September 30, 2000, a decrease of $1.9 million, or 63.3%, from income of $3.0 million for the nine months ended September 30, 1999. Operating income as a percentage of net sales decreased to 0.7% for the nine months ended September 30, 2000, from 2.2% as a percentage of net sales for the nine months ended September 30, 1999. The decrease of $1.9 million was primarily attributable to increased net sales offset by higher raw material costs.

INTEREST EXPENSE. Interest expense increased to $7.2 million for the nine months ended September 30, 2000, an increase of $0.4 million, or 5.9%, from $6.8 million for the nine months ended September 30, 1999. The increase was primarily due to increased working capital borrowings required to support increased sales levels.

PROVISION (BENEFIT) FOR INCOME TAXES. The benefit for income taxes increased to
 $1.1 million for the nine months ended September 30, 2000, or 266.7%, from a benefit for income taxes of $0.3 million for the nine months ended September 30, 1999. The increased benefit is primarily attributable to the Company's increased loss before provision for taxes.

NET INCOME (LOSS). The net loss increased to $4.8 million for the nine months ended September 30, 2000, an increase of $1.5 million, or 45.5% from a loss of $3.3 million for the nine months ended September 30, 1999. The increase of $1.5 million was primarily due to increased sales offset by other factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. Concurrently with the consummation of the Offering and the acquisition of Monsey Baker on April 22, 1998, the Company entered into a new bank credit facility (the "Credit Facility") which provides for $25.0 million which is available in accordance with a borrowing base and is to be used for working capital, and $10.0 million which may be used for capital expenditures. As of September 30, 2000 outstanding balances were $13.3 million for the revolving line of credit facility and no amounts were outstanding under for the capital expenditure facility. The Company also had $3.8 million outstanding under its Canadian line of credit at September 30, 2000.

CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         The Company's cash flows from operations were ($10.7) million and ($8.5) million for the nine months ended September 30, 2000 and 1999, respectively. The decrease from September 30, 1999 to September 30, 2000 of $2.2 million was primarily attributable to increased inventories and receivables partially offset by an increase in accounts payable and accrued expenses. Cash flows used in investing activities were ($2.2) million and ($5.5) million for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash used in investing activities of $3.3 million was primarily due to the acquisition of a business for $2.7 million in March 1999 and reduced capital expenditures of $0.5 million. Cash flows from financing activities during the nine months ended September 30, 2000 and the nine months ended September 30, 1990 was $14.3 million and $2.9 million, respectively. The increase in financial cash flows of $11.4 million from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily due to borrowings under the line of credit agreement.

         The Company believes that available cash and cash equivalents, cash generated from operations and available borrowings under the Credit Facility, will be sufficient to finance working capital, capital expenditures, acquisitions, and scheduled principal and interest payments for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company's anticipated working capital, capital expenditure and acquisition financing requirements or that the Company will not require additional financing within this timeframe.

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

          In December 1999, the Securities and Exchange Commission ("SEC") Issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. In October 2000, the SEC issued additional guidance in the form of its Frequently Asked Questions and Answers publication. The Company is presently evaluating the impact, if any, that this may have on the Company's revenue recognition policies.

YEAR 2000 MODIFICATIONS

         The Company used internal and external resources to remediate and test its information systems. Costs incurred in addressing the Year 2000 ("Y2K") issue were expensed as incurred and were not material to the Company's financial results.

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

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          The registrant has filed herewith the following exhibits:

       27 Financial Data Schedule for the nine month period ended September 30, 2000 (filed in electronic form only).

          (b)  Reports on Form 8-K

    The following reports on Form 8-K were filed during the quarterly period ended September 30, 2000:

          None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2000              HENRY COMPANY

                           /s/ JEFFREY A. WAHBA
                           ------------------------------------
                           By:  Jeffrey A. Wahba
                           Its:  Vice President, Secretary
                           and Chief Financial Officer