Form 10-K
period 2000-12-31
HENRY CO
filed 2001-08-24
CIK 46916

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 333-59485

HENRY COMPANY
(Exact Name of Registrant as Specified in its Charter)

California	95-3618402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2911 Slauson Avenue, Huntington Park, California	90255
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (323) 583-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None

Securities registered pursuant to Section 12(g) of the Act:

10% Series B Senior Notes Due 2008
(Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of June 30, 2001, there were outstanding 221,500 shares of the Registrant's common stock ("Common Stock") and 6,000 shares of the Registrant's class A common stock ("Class A Common Stock"). As of June 30, 2001, no shares of the Common Stock or the Class A Common Stock were held by non-affiliates of the Registrant.

HENRY COMPANY
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

Item No.		Report Page
	PART I
1.	Business	2
2.	Properties	10
3.	Legal Proceedings	10
4.	Submission of Matters to a Vote of Security Holders	11
	PART II
5.	Market for the Registrant's Common Equity and Related Shareholder Matters	11
6.	Selected Financial Data	12
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
7A.	Quantitative and Qualitative Disclosures About Market Risk	21
8.	Financial Statements and Supplementary Data	21
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	21
	PART III
10.	Directors and Executive Officers of the Registrant	22
11.	Executive Compensation	25
12.	Security Ownership of Certain Beneficial Owners and Management	28
13.	Certain Relationships and Related Transactions	30
	PART IV
14.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	31

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

    Beginning in 1988, the Company's management focused on expanding the Henry brand from its Southern California base initially through the acquisition of regional roof coatings manufacturers and distributors in contiguous regions of the Southwest, the Northwest, Northern California and the Rocky Mountain region. In 1998, the Company became a national organization by acquiring Monsey Bakor (the "Acquisition"), which has served the U.S. and Canadian markets for over 50 years as a leading manufacturer and distributor of a broad spectrum of building products for residential and commercial use with a product line consisting of roof coatings, adhesives and membranes, roofing and air barrier systems as well as specialized industrial emulsions. In 1999, the Company acquired Grundy Industries, a leading roof coatings manufacturer focused on servicing the professional trade in the Midwest and Rocky Mountain region of the U.S.

  Divisions

    The Company's two major divisions are the Henry Coatings Division and the Resin Technology Division.

  Henry Coatings Division

    The Henry Coatings Division, which accounted for the bulk of the Company's 2000 net sales, develops, manufactures and markets coatings, sealants and membranes for construction, industrial, building materials and other specialty applications. The Company also manufactures wax-based emulsions for the gypsum industry.

  Products

    Roofing products represent the majority of the Coatings Division's total revenues. Henry's roofing products are designed to address the problems of water invasion, wind erosion and ultraviolet damage. Henry offers a full line of liquid roof coatings and adhesives including both solvent and water-based products. In addition to roof coatings and mastics, Henry manufactures high-quality styrene-butadiene-styrene (SBS) modified bitumen roofing membrane products designed to be used in roofing systems that can meet the challenge of the elements encountered throughout North America.

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

    The Company's sealant line has three distinct product categories: sealants for construction applications, hatch cover sealants for ocean freighters, and preformed adhesive waterstops for expansion joint applications on construction projects. Products include preformed plastic gaskets for precast concrete structures, which provides watertight sealing for joints such as those on underground concrete drainage and manhole structures. These products are also used for sealing hatch covers on ships to prevent water damage to cargoes that can occur in heavy seas. There is also a preformed plastic adhesive waterstop which is used as a construction joint sealant in poured-in-place concrete structures. Henry Company believes this product allows for an easier, more reliable and more efficient sealing method than the traditional PVC-type waterstop.

  Manufacturing

    For purposes of organizing its manufacturing process, the Company uses seven related product groups. The product groups are: cold applied liquid coatings, cements and adhesives; asphalt, coal tar and wax emulsions; acrylic-based roof and insulation coatings; hot melt rubberized asphalt roofing and waterproofing products; SBS modified bitumen membranes, air barrier and waterproofing membranes; specialty adhesives; and specialty preformed asphaltic tapes. The facilities at which these products are produced are shown in Item 2 ("Properties").

    The key materials used in the production of roofing and pavement products are asphalt, mineral spirits, various fibers, resins, and polyester and glass matting. For the production of industrial emulsions, the primary material is refined wax. These raw materials are generally available on a regional basis and supply disruptions are very rare. The Company maintains multiple sourcing arrangements for all of its key materials helping to mitigate price increases over the past year. In addition to raw materials, packaging supplies represent a meaningful portion of production cost.

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

    Management believes that chrysotile asbestos-fibered roofing cements have better application quality and durability as compared to those containing chrysotile asbestos substitutes. The primary industries that currently continue to use chrysotile asbestos are those manufacturing chrysotile asbestos-cement pipe and shingles, automobile brake pads, gaskets and roof coatings and sealants. Although chrysotile asbestos-cement pipe and shingles are no longer manufactured in the United States, these products are still currently sold in various parts of the country. Domestic manufacturers of brake pads, gaskets and roof coatings use roughly 22,000 tons of chrysotile asbestos annually because of its strength, durability and heat resistance. Although some roofing products manufacturers have switched to an exclusively non-asbestos line, some of the leading firms in the industry continue to use asbestos in at least some of their products.

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

  Roofing Systems

    Henry Company has developed a roofing systems segment for one-stop commercial roofing or re-roofing or roofing maintenance with warranty protection. The Company's personnel work with architects, building owners and contractors to develop custom specifications utilizing Henry products for the design, construction and maintenance of commercial roofs. An important component of the Company's roof systems program's success is that building owners are assured that Henry Company will stand behind the roof from beginning to end. A Henry Company sales consultant will write a custom specification for the roof and the roofing system will be applied by a Henry Company-approved contractor generally using Henry Company products. A Henry Company technical inspector will inspect the roof application during installation and regular follow-up inspections and in some instances maintenance will be performed throughout the life of the warranty. Henry Company offers 5 to 20-year warranties on its reroofing systems and 5-year warranties on its maintenance systems calculated on a fee per square-foot basis. Since its inception, expenses for warranty claims experience has been very low. In part, this is due to Henry Company's continuing inspection program. Management believes that the roofing systems business represents a significant growth opportunity.

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

Employees

    As of December 31, 2000, Henry Company employed approximately 660 persons, the majority of whom were involved in production and distribution, with the balance engaged in administration, sales and clerical work. Of these employees, approximately 520 were employed in the United States and 140 in Canada. Approximately 40 employees located in Huntington Park, California, 25 employees in Kimberton, Pennsylvania, 8 employees in Rock Hill, South Carolina, 29 employees in Ville St. Pierre, Quebec and 2 employees in Mirabel, Quebec are unionized and covered by collective bargaining agreements. These collective bargaining agreements expire on June 30, 2003, March 31, 2003, February 1, 2004, June 30, 2002 and June 30, 2002, respectively. The Company believes that its relationship with its employees is good. The Company has not experienced a work stoppage at any of its facilities in over 20 years.

Risk Factors

Substantial Leverage

    The Company has consolidated indebtedness that is substantial in relation to the book value of its shareholders' equity. As of December 31, 2000, Henry Company had approximately $95.4 million of debt (the sum of long-term debt, including current maturities of long-term debt, notes payable and capitalized lease obligations) and a shareholders' deficit of approximately ($6.4) million.

    The Company's significant level of borrowings has several important consequences for the Company including but not limited to the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to debt service and are not available for other purposes; (ii) the Company's ability to obtain additional financing in the future for working capital, acquisitions or capital expenditures has been significantly impaired and (iii) the Company's substantial leverage may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures or to take advantage of business opportunities.

    The Company's ability to make cash payments to satisfy its debt obligations will depend on its future operating performance, which will be affected by financial, business, competitive, general economic and other factors, many of which are beyond the Company's control. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flows from operations, together with available borrowings under its credit facility will be adequate to meet its anticipated requirements for working capital, scheduled principal and interest payments, lease payments and capital expenditures for the next twelve months. See "Management's Discussion and Analysis of Financial Condition, Results of Operations, and Liquidity and Capital Resources".

Ability to Achieve Anticipated Cost Savings or Revenue Growth

    The Company's operating and financial results for the year 2000 were disappointing. Accordingly, the Company has instituted a number of initiatives to improve operating results including, but not limited to (i) the adoption of a restructuring plan in which the Company closed a plant and reorganized or eliminated certain administrative functions, and (ii) a change in executive level management, appointing Mr. Baribault as temporary Chief Operating Officer and President. There can be no assurance that any of these actions will result in any improvement in the Company's future financial and operating results. Any statements concerning potential cost savings and revenue growth contained in this annual report are forward-looking statements that are based on estimates and assumptions made by the Company's management. The following important factors, among others, could cause the Company's business, financial condition or results of operations to be adversely affected in future periods: (i) loss of key customers or continued or increased competitive pressures; (ii) changes in customer spending levels; (iii) absence of inclement weather; (iv) loss or retirement of key members of management; (v) increases in interest rates or the Company's cost of borrowing or additional defaults under any material debt agreement; (vi) unavailability of funds for capital expenditures or research and development; (vii) changes in governmental, environmental or other regulations or (viii) changes in general economic conditions. Certain of these factors are discussed in more detail elsewhere in this annual report. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Fluctuation of Raw Material Cost

    The Company utilizes a number of raw materials in its manufacturing processes, some of which have historically fluctuated in price at particular times. These price fluctuations have been based on such factors as the capacity of the raw material supply chain, demand in the market, weather, general economic factors and the availability of alternative raw materials. Raw materials utilized by the Company that have historically experienced some price fluctuation include asphalt, aluminum paste, rubber and certain diisocynates, among others. For example, asphalt, which is a byproduct of crude oil refining, has fluctuated in price with changes in worldwide crude oil prices and capacity and with changes in the supply and demand in the oil, gasoline and fossil fuel markets. Significant increases in asphalt prices or in the prices of other raw materials, if not offset by product price increases, could have a material adverse impact on the profits of the Company. Specifically, in 2000 the cost of petroleum based products did increase and the Company was unable to offset such increases fully with price increases, thereby adversely affecting the Company's operating results in 2000. There can be no assurance that the Company will be able to pass any future cost increases through to its customers in the form of price increases.

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

Reliance on Key Personnel

    The Company's future success will depend to a significant extent on its executive officers and other key management personnel. Although the Company has employment agreements with two of its executive officers, Monsey Bakor's former Chairman of the Board and the former President of Monsey Bakor's Canadian operations, there can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future. Although the Company is the beneficiary under key-person life insurance policies on the life of and Monsey Bakor's former Chairman of the Board (who has become a Vice Chairman of the Board and an executive officer of the Company following the Acquisition), there can be no assurance that the proceeds of these policies would be adequate to compensate the Company for the loss of services due to the death of such individual.

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

ITEM 2.  PROPERTIES

    The Company's operations are conducted at the owned or leased facilities described below:

Locations	Facility Square Footage	Owned/Leased
United States
Huntington Park, California	95,478	Leased
Sacramento (Elk Grove), California	18,871	Leased
Portland, Oregon	55,735	Leased
Seattle (Auburn), Washington	12,500	Leased
Ontario, California	13,330	Leased
Houston, Texas	44,000	Owned
Kimberton, Pennsylvania	147,400	Owned
Indianapolis, Indiana	63,000	Owned
Waterford, New York	120,000	Owned
Rock Hill, South Carolina	40,000	Owned
Garland, Texas	76,500	Owned
Bartow, Florida	34,000	Owned
Kingman, Arizona	39,275	Owned
Joilet, Illinois	72,000	Owned
Denver, Colorado	13,112	Owned
Canada
Petrolia, Ontario	58,500	Owned
Mirabel, Quebec	6,100	Owned
Ville St. Pierre (Montreal), Quebec	44,000	Owned

    The Company also owns or leases smaller sales and administration facilities in Costa Mesa, California and Mississauga, Ontario. In addition, the Company owns a small facility in Troy, New York that it leases to a third party. The Company believes that its facilities are in good operating condition and are adequate to meet anticipated future requirements.

ITEM 3.  LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is periodically named as a defendant in a variety of product liability lawsuits including "slip and fall" claims relating to pavement sealants and claims for alleged product failure. The Company does not believe these cases will have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

    As of December 31, 2000, the Company was a party to approximately 30 active state court cases alleging certain asbestos-related injuries. There were two new cases filed in 2000, six in 1999, seven in 1998 and two in 1997. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws. Although the Company has not paid any amounts in judgment or settlement of any asbestos-related claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company. The costs of these suits are currently funded by a joint-defense arrangement among the Company's insurance carriers and the Company believes that such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after December 1, 1985.

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

    The Company's Kimberton facility was formerly occupied by a pharmaceutical manufacturer whose operations resulted in groundwater contamination identified on the site and surrounding area. The contaminant of concern was trichloroethylene which required various remedial activities, including the provision of alternate water supplies to users in the surrounding area and a groundwater treatment program. Remedial work is being completed under a consent decree the EPA negotiated in 1990 with the pharmaceutical manufacturer and the Company and a confidential cost sharing agreement between these two companies. The Company's costs under the consent decree in 1998, 1999 and 2000 were approximately $70,000, $73,000 and $73,000, respectively, and are not expected to be significantly different during 2001 and 2002. The Company has a liability recorded for the entire expected costs of the remedial work over the remaining term of the consent decree and cost-sharing agreement. Costs paid under the consent decree and cost-sharing agreement of $73,000 in 2000 reduced the liability to $3.3 million at December 31, 2000.

    The Company is currently upgrading, replacing or closing underground storage tanks that it owns or operates to meet certain corrosion protection and overfill/spill containment standards. The Company estimates that the capital expenditures required to comply with various regulatory programs in 2001 will not have a material adverse effect on the Company's earnings, cash flows or competitive position. Such estimates, however, are based on factors and assumptions that are subject to change, including potential modifications of regulatory requirements, detection of unanticipated environmental conditions or other currently unexpected circumstances.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    There is no established public trading market for the Company's common equity.

    As of December 31, 2000, there were seven (7) beneficial holders of the Company's Common Stock and one beneficial holder of the Company's Class A Common Stock.

    At the present time, the Company intends to retain all earnings for use in the operation and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The Company's credit facility also prohibits the payment of any dividends. Any determination in the future to pay dividends will depend on the Company's earnings, financial condition, capital requirements, level of indebtedness and other factors deemed relevant by the Company's Board of Directors, including any contractual or statutory restrictions on the Company's ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with Henry Company's consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 2000, and the consolidated balance sheet data at December 31, 1999 and 2000, are derived from the consolidated financial statements of Henry Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1996 and 1997, respectively, and the consolidated balance sheet data at December 31, 1996, 1997, and 1998 are derived from audited financial statements of Henry Company not included in the document. Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31
	1996	1997	1998(5)	1999	2000
	(In thousands)
Consolidated Statement of Operations Data(1):
Net sales	$59,186	$67,424	$150,156	$178,705	$193,461
Cost of sales	40,867	46,413	105,143	124,906	143,266

Gross profit	18,319	21,011	45,013	53,799	50,195
Operating expenses:
Selling, general and administrative	16,934	17,509	35,480	47,864	48,543
Restructuring charges	—	—	—	—	735
Amortization of intangibles	183	137	1,629	2,928	2,550

Operating income (loss)	1,202	3,365	7,904	3,007	(1,633)
Interest expense	1,475	1,465	6,567	9,194	9,889
Interest and other income, net	(345)	(321)	(243)	(224)	(260)

Income (loss) before extraordinary item	72	2,221	1,580	(5,963)	(11,262)
Extraordinary gain related to early extinguishment of debt	—	—	—	(601)	—

Income (loss) before provision (benefit) for taxes	72	2,221	1,580	(5,362)	(11,262)
Provision (benefit) for income taxes(2)	1	33	509	304	(4,596)

Net income (loss)	$71	$2,188	$1,071	$(5,666)	$(6,666)

Pro forma provision (benefit) for income taxes(3)	29	882	—	—	—
Pro forma net income (loss)(3)	43	1,339	—	—	—
Other Financial Data:
Capital expenditures	$1,449	$801	$2,997	$4,184	$3,052
Depreciation and amortization (including amortization of intangibles)	1,645	1,469	4,894	7,171	7,591
EBITDA(4)	3,192	5,155	13,041	10,402	6,218
Cash flows provide by (used in):
Operating activities	1,171	4,781	9,981	(3,952)	(10,861)
Investing activities	(783)	(949)	(48,010)	(6,783)	(2,801)
Financing activities	(258)	(4,013)	50,445	(809)	14,101

	1996	1997	1998	1999	2000
Combined Balance Sheet Data(1):
Cash and cash equivalents	300	119	12,023	685	1,046
Working capital	5,121	7,204	32,380	23,862	20,797
Total assets	31,204	30,418	125,514	119,325	125,288
Long-term debt, including current maturities and borrowings on lines of credit	17,416	13,748	87,631	84,671	95,370
Total shareholders' equity	2,934	5,122	5,830	804	(6,365)

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

(2)
Prior to April 1998, Henry Company was operated as a subchapter "S" Corporation under the Code. As a result, Henry Company did not incur federal and state income taxes (except with respect to certain states) and, accordingly, the provision for income taxes only includes the applicable state income tax. Federal and state income taxes (except with respect to certain states) on the income of Henry Company have been incurred and paid directly by the shareholders of Henry Company. It had been the policy of Henry Company to make periodic distributions to the shareholders in respect of such tax liabilities. During the year ended December 31, 1998, Henry Company paid distributions of $1.2 million for the shareholders' 1997 tax liabilities. On April 22, 1998, the Company converted to a "C" corporation under the Code and will subsequently pay all future tax obligations of the Company to the appropriate taxing authorities.

(3)
As described in Note (2) above, Henry Company was operated as a Subchapter "S" Corporation for the historical years presented through 1997. The pro forma provision (benefit) for income taxes and pro forma net income (loss) reflect the results as if Henry Company were operated as a "C" Corporation for the historical periods presented.

(4)
EBITDA, as defined in the indenture relating to the Company's outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and non-recurring, non-cash charges, less any cash expended that funds a non-recurring, non-cash charge. While EBITDA should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company's business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the respective years and related interim periods is as follows:

	Years Ended December 31,
	1996	1997	1998	1999	2000
	(In thousands)
Net income (loss)	$71	$2,188	$1,071	$(5,666)	$(6,666)
Provision for income taxes	1	33	509	304	(4,596)
Interest expense	1,475	1,465	6,567	9,194	9,889
Depreciation and amortization	1,645	1,469	4,894	7,171	7,591
Extraordinary gain on debt extinguishment(6)	—	—	—	(601)	—

EBITDA	$3,192	$5,155	$13,041	$10,402	$6,218

(5)
On April 22, 1998, the Company acquired Monsey Bakor and its subsidiaries. The acquisition was accounted for using the purchase method of accounting and as such, the results of operations of Monsey Bakor since the acquisition date have been included in the consolidated financial statements of the Company.

(6)
In 1999, the Company repurchased $3.6 million of the Senior Notes which were issued in conjunction with the acquisition of Monsey Bakor. The resulting gain is shown net of taxes.

(7)
In 2000, the Company recorded a $735,127 restructuring charge related to a plant closing and the reorganization or elimination of certain administrative and selling functions. The charges represent severance and other personnel payments related to the streamlining of operations associated with the implementation of cost reduction initiatives noted above.

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

    The Company's operations include the operations of Monsey Bakor and its subsidiaries which were acquired in April 1998 for a purchase price of $46 million (including $3.2 million for a noncompetition agreement). The acquisition was accounted for using the purchase method of accounting. Concurrent with this acquisition, the Company conducted a senior note offering in the aggregate principal amount of $85.0 million.

    The Company's operating and financial results for the year 2000 were disappointing. Accordingly, the Company has instituted a number of initiatives to improve operating results including, but not limited to (i) the adoption of a restructuring plan in which the Company closed a plant and reorganized or eliminated certain administrative functions, and (ii) a change in executive level management, appointing Mr. Baribault as temporary Chief Operating Officer and President.

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

    Summarized financial information concerning the Company's reportable segments is shown below.

	Henry Coatings Division	Resin Technology Division	Total
2000
Net sales	$171,427,721	$22,033,865	$193,461,586
Gross profit	46,278,492	3,916,938	50,195,430
Operating income (loss)	(2,054,982)	422,296	(1,632,686)
Depreciation and amortization	7,424,855	166,043	7,590,898
Total assets	112,346,023	12,941,546	125,287,569
Capital expenditures	2,755,164	297,286	3,052,450

1999
Net sales	$160,209,476	$18,495,180	$178,704,656
Gross profit	50,512,550	3,285,908	53,798,458
Operating income	2,938,915	68,251	3,007,166
Depreciation and amortization	6,976,246	195,021	7,171,267
Total assets	106,700,898	12,624,539	119,325,437
Capital expenditures	4,024,680	159,741	4,184,421
1998
Net sales	$130,054,094	$20,102,027	$150,156,121
Gross profit	41,240,101	3,773,436	45,013,537
Operating income	7,491,372	412,369	7,903,741
Depreciation and amortization	4,666,246	227,548	4,893,794
Total assets	112,978,409	12,535,391	125,513,800
Capital expenditures	2,875,566	121,154	2,996,720

    The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for 2000, 1999 and 1998 are as follows:

	Net Sales	Long-Lived Assets
2000
United States	$160,639,850	$62,725,434
Canada	32,821,736	8,478,534

Total	$193,461,586	$71,203,968

1999
United States	$148,874,641	$67,079,856
Canada	29,830,015	8,921,012

Total	$178,704,656	$76,000,868

1998
United States	$129,492,180	$64,555,982
Canada	20,663,941	8,548,168

Total	$150,156,121	$73,104,150

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data:

	Year Ended December 31,
	1998	% of Sale	1999	% of Sale	2000	% of Sale
	(In millions)
Net sales	$150.1	100.0%	$178.7	100.0%	$193.5	100.0%
Cost of sales	105.1	70.0%	124.9	69.9%	143.3	74.1%

Gross profit	45.0	30.0%	53.8	30.1%	50.2	25.9%
Operating expenses:
Selling, general and administrative	35.5	23.7%	47.9	26.8%	48.5	25.1%
Restructuring charges	0.0	0.0%	0.0	0.0%	0.7	0.3%
Amortization of intangibles	1.6	1.0%	2.9	1.6%	2.6	1.3%

Operating income	7.9	5.3%	3.0	1.7%	(1.6)	(0.8)%
Interest expense	6.6	4.4%	9.2	5.1%	9.9	5.1%
Interest and other income, net	(0.3)	(0.2)%	(0.2)	(0.1)%	(0.2)	(0.1)%

Income (loss) before extraordinary item	1.6	1.1%	(6.0)	(3.4)%	(11.3)	(5.8)%
Extraordinary gain debt extinguishment	0.0	0.0%	0.6	0.3%	0.0	0.0%
Income (loss) before provision for taxes	1.6	1.1%	(5.4)	(3.0)%	(11.3)	(5.8)%
Provision for income taxes	0.5	0.4%	0.3	0.2%	(4.6)	(2.3)%

Net income (loss)	$1.1	0.7%	$(5.7)	(3.2)%	$(6.7)	(3.5)%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

    Net Sales.  The Company's net sales increased to $193.5 million for the year ended December 31, 2000, an increase of $14.8 million, or 8.3%, from $178.7 million for the year ended December 31, 1999. The increase was primarily due to product sales price increases enacted in the second and third quarters of 2000, growth in sales with several existing major accounts and increased sales in the southwest during the first quarter of 2000 as a result of heavy rainfalls.

    Gross Profit.  The Company's gross profit decreased to $50.2 million for the year ended December 31, 2000, a decrease of $3.6 million, or 6.7%, from $53.8 million for the year ended December 31, 1999. Gross profit decreased as a percentage of net sales to 25.9% for the year ended December 31, 2000 from 30.1% for the year ended December 31, 1999. The decrease was primarily attributable to increased raw material costs primarily related to petroleum based products and the inability of the Company to pass such costs through to its customers during the first six months of 2000.

    Selling, General and Administrative.  Selling general and administrative expenses as a percentage of net sales decreased to 25.1% for the year ended December 31, 2000 from 26.8% for the year ended December 31, 1999. The Company's selling, general and administrative expense increased to $48.5 million for the year ended December 31, 2000, an increase of $0.6 million, or 1.3%, from $47.9 million for the year ended December 31, 1999. The increase was primarily due to the more than commensurate increase in net sales and the Company's continued support of its national brand strategy.

    Restructuring Charges.  Restructuring charges amounted to $0.7 million for the year ended December 31, 2000. These charges primarily relate to a plant closing, the reorganization of certain operational and marketing functions and the related severance costs for approximately 24 employees.

    Amortization of Intangibles.  Amortization of intangibles decreased to $2.6 million for the year ended December 31, 2000, a decrease of $0.3 million, or 10.3%, from $2.9 million for the year ended December 31, 1999. The decrease was primarily due to the expiration of a noncompete agreement.

    Operating Income (Loss).  Operating loss amounted to $1.6 million for the year ended December 31, 2000, a decrease of $4.6 million, or 153.3%, from operating income of $3.0 million for the year ended December 31, 1999. The decrease of $4.6 million was primarily attributable to decreased gross profit as a result of higher raw material costs and restructuring charges.

    Interest Expense.  Interest expense increased to $9.9 million for the year ended December 31, 2000, an increase of $0.7 million, or 7.6%, from $9.2 million for the year ended December 31, 1999. The increase was primarily attributable to additional working capital borrowings to support the growth of the business.

    Extraordinary Gain Related to Early Extinguishment of Debt.  The Company did not retire any of its outstanding Senior Notes for the year ended December 31, 2000. The Company retired a portion of the outstanding Senior Notes which resulted in a $0.6 million gain, net of income taxes for the year ended December 31, 1999.

    Provision (Benefit) for Income Taxes.  The provision for income taxes decreased to a benefit of $4.6 million for the year ended December 31, 2000, a decrease of $4.9 million, from a provision of $0.3 million for the year ended December 31, 1999. The decrease was primarily due to the loss before income taxes of $11.3 million and related tax benefits.

    Net Loss.  Net loss was $6.7 million for the year ended December 31, 2000, an increase of $1.0 million, or 17.5% from a $5.7 million net loss for the year ended December 31, 1999. The net loss was primarily due to increased raw material costs, increased interest expense, restructuring charges and other factors discussed above.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

    Net Sales.  The Company's net sales increased to $178.7 million for the year ended December 31, 1999, an increase of $28.6 million, or 19.1%, from $150.1 million for the year ended December 31, 1998. The acquisition of Monsey Bakor (the "Acquisition") represented $33.8 million of the increase and was partially offset by a decrease of $5.2 million due primarily to the bankruptcy of a large customer and the lack of rainfall in excess of annual averages, which resulted in decreased net sales in both the professional and retail roofing business as the need to repair leaking roofs was not as pronounced.

    Gross Profit.  The Company's gross profit increased to $53.8 million for the year ended December 31, 1999, an increase of $8.8 million, or 19.6%, from $45.0 million for the year ended December 31, 1998. The acquisition of Monsey Bakor represented $8.5 million of the increase. The remaining increase of $0.3 million was primarily due to an improved sales mix of higher margin products.

    Selling, General and Administrative.  The Company's selling, general and administrative expense increased to $47.9 million for the year ended December 31, 1999, an increase of $12.4 million, or 34.9%, from $35.5 million for the year ended December 31, 1998. The acquisition of Monsey Bakor represented $7.6 million of the increase. The remaining increase of $4.8 million was primarily due to incremental selling, general and administrative expenses associated with the Company's continued expansion in both the retail roofing and the roofing systems business, and integration expenses related to the Acquisition.

    Amortization of Intangibles.  Amortization of intangibles increased to $2.9 million for the year ended December 31, 1999, an increase of $1.3 million, or 81.3%, from $1.6 million for the year ended December 31, 1998. The increase was primarily due to the amortization of intangible assets created as a result of the Acquisition.

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

    Extraordinary Gain Related to Early Extinguishment of Debt.  The Company retired approximately $3.6 million of the outstanding Senior Notes which resulted in a $0.6 million gain, net of income taxes.

    Provision for Income Taxes.  The provision for income taxes decreased to $0.3 million for the year ended December 31, 1999, a decrease of $0.2 million, or 40%, from $0.5 million for the year ended December 31, 1998. The decrease was primarily due to the loss before income taxes of ($5.2) million partially offset by a $0.4 million deferred tax benefit.

    Net Income.  Net loss was ($5.7) million for the year ended December 31 1999, a decrease of $6.8 million, or 618.2% from $1.1 million for the year ended December 31, 1998. The Acquisition represented an increase of $0.2 million, which was offset by increased amortization expense, increased interest expense and other factors noted above.

Liquidity and Capital Resources

    The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. The Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new lending institutions. The replacement credit facility provides for a $25 million revolving credit facility and a $10.0 million term loan. Upon closing, $3.5 million of the term loan was funded. The replacement facility expires in August 2006 and is collateralized by substantially all of the Company's United States assets. Borrowings on the line of credit bear interest at the Prime rate with an option to borrow based on the LIBOR rate. The Company also maintains a credit line with a Canadian bank. Balances outstanding under this line were $3.6 million at December 31, 2000. The Company believes that cash from operations and fundings on its bank lines of credit will be sufficient to meet its working capital and capital expenditure requirements.

Cash Flows for the Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

    The Company's net cash used in operations was $10.9 million and $4.0 million for the years ended December 31, 2000 and 1999, respectively. The increase in cash used in operations from December 31, 1999 to December 31, 2000 of $6.9 million was primarily attributable to the loss incurred in 2000 and an increase in trade receivables, inventories, and deferred income tax benefit partially offset by an increase in depreciation and amortization. Net cash used in investing activities during the year ended December 31, 2000 and the year ended December 31, 1999 was $2.8 million and $6.8 million respectively. The decrease in cash used in investing activities of $4.0 million from the year ended

December 31, 1999 to the year ended December 31, 2000 was primarily due to decreased capital expenditures of $1.1 million and acquisition of businesses in March 1999 for $2.7 million. Cash flows provided by financing activities during the year ended December 31, 2000 and December 31, 1999 were $14.1 million compared to $0.8 million used by financing activities for the year ended December 31, 1999. The increase in cash flows from financing activities of $14.9 million from the year ended December 31, 1999 to December 31, 2000 was primarily due to book overdrafts and borrowings under the line of credit agreement.

    The Company believes that available cash and cash equivalents, cash generated from operations and available borrowings under the new credit facility, will be sufficient to finance working capital, capital expenditures, and scheduled principal and interest payments for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company's anticipated working capital, capital expenditure or other financing requirements or that the Company will not require additional financing within this time frame.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company's adoption of SFAS No. 133 in the first quarter of 2001 did not have a significant impact on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company's adoption of SAB 101 did not have an impact on the Company's revenue recognition.

    In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on January 1, 2002, at the beginning of fiscal year 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its result of operations and financial position.

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

    Interest Rate Risk—From time to time, the Company temporarily invests its excess cash in interest bearing temporary investments of high quality issuers or with major financial institutions. Due to the short-term maturity of the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company's primary market risk exposure for changes in interest rates relates to the Company's debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. The majority of the Company's long-term debt is comprised of $81.4 million of Series B Senior Notes which represent fixed rate borrowings. The fair value of the Senior Notes at December 31, 2000 was approximately $28.5 million. The Company believes that near term changes in interest rates would not have a significant impact on the Company's financial position as the Company has a limited amount of interest rate risk sensitive financial instruments at December 31, 2000.

    Foreign Exchange Rate Risk—The Company conducts business principally in North America and in U.S. and Canadian currencies. The Company's U.S. operations denominates all sales transactions in U.S. dollars. The Company's Canadian subsidiaries are paid in Canadian dollars for sales made in Canada. Excess Canadian funds generally have been invested in the Canadian operation rather than being remitted to the U.S. parent.

    At December 31, 2000, the Company has no foreign currency exchange contracts or hedging instruments.

    Commodity Price Risk—The Company uses certain raw materials in its manufacturing process that fluctuate with certain commodity prices. These raw materials include asphalt, aluminum paste, rubber and certain dissoynates. The Company continuously monitors key trends in the commodity prices impacting raw materials. At December 31, 2000, the Company has no commodity risk hedges or derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of Henry Company are included in a separate section of this Annual Report on Form 10-K as set forth in the "Index to Consolidated Financial Statements" on Page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    NONE

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding each of the Company's directors and executive officers as of December 31, 2000:

Name	Age	Position
Warner W. Henry(1)(2)	62	Chairman of the Board and Chief Executive Officer
Joseph T. Mooney, Jr.(1)	66	Vice Chairman of the Board
Paul H. Beemer(1)(2)	78	Vice Chairman of the Board
Richard B. Gordinier(1)(2)(3)	58	President, Chief Operating Officer and Director
Jeffrey A. Wahba(1)(2)	44	Chief Financial Officer, Secretary and Director
S. Duncan Moffat(4)	53	President—Henry Coatings Division
James Doose	52	President—Resin Technology Company
Larry A. Karasiuk	56	President—Bakor Division
Norman F. Nickerson	60	Senior Vice President—Henry Coatings Division
Frederick H. Muhs(1)	62	Director
Carol F. Henry	61	Director
Donald H. Ford	93	Director
Terrill M. Gloege(2)	65	Director

(1)
Member of the Executive Committee
(2)
Member of the Audit Committee
(3)
Separated from the Company in January 2001. In January 2001, William H. Baribault was appointed the acting President and Chief Operating Officer.
(4)
In February 2001, Norman F. Nickerson was appointed the President of the Henry Coatings Division upon Duncan Moffat's departure from the Company.

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

    Richard B. Gordinier has been President and a director of Henry Company from 1988 until January 2001. From 1985 to 1988, Mr. Gordinier was President of Van De Kamp Dutch Bakers. From 1979 to 1984, Mr. Gordinier served as President of the International Division of Max Factor and Co., and from 1964 to 1979 held senior management positions at Estee Lauder, Procter and Gamble Co. and Bristol-Myers Squibb Co. Mr. Gordinier is currently a director of The Raymond Company and

Lawry's Restaurants, Inc. Mr. Gordinier received a B.S. in Civil Engineering from Princeton University. Mr. Gordinier separated from the Company in January 2001.

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

    S. Duncan Moffat has served as President—Henry Coatings Division from 1997 until his departure from the Company in February, 2001. From 1992 to 1997, Mr. Moffat was Senior Vice President of Coatings Operations for Henry Company, and from 1989 to 1992 served as Director of West Coast Operations for Esselte Pendaflex Corporation. Prior to that time, Mr. Moffat served in various operations management capacities for Procter and Gamble Co. Mr. Moffat received a B.S. in Mechanical Engineering from Princeton University. Mr. Moffat separated from the Company in March 2001.

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

    Larry A. Karasiuk has served as President—Bakor Canada since the closing of the Acquisition. Mr. Karasiuk served as the President of Bakor Holdings, Inc. and as the President of Monsey Bakor's Canadian operations beginning in 1991. From 1982 to 1991, Mr. Karasiuk was the Vice President of Marketing and Sales with the predecessor company of Bakor Holdings, Inc., Bakelite Thermosets Building Materials Division. Prior to that time, Mr. Karasiuk served in various management positions with Hunter Douglas, a subsidiary of Alcan. Mr. Karasiuk attended Simon Fraser University and York University.

    Norman F. Nickerson has served as Vice President of Sales—Monsey Bakor U.S. since the closing of the Acquisition until February 2001 when he was named President of the Henry Coatings Division. Mr. Nickerson served as Vice President of Sales of Monsey Bakor from 1985 to 1998. From 1979 to 1985, Mr. Nickerson was General Manager of Monsey Bakor's Southeastern division. From 1972 to 1979, Mr. Nickerson was General Manager of Cosmicoat, Inc. Mr. Nickerson received his B.A. in History from Allegheny College.

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

    Effective January 2001, William H. Baribault assumed all of the duties of Richard B. Gordinier including all positions relating to Board Committees.

Executive and Director Compensation

    The Company's directors do not receive any cash compensation for service on the Board of Directors or any Committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings.

    The Compensation Committee and Richard B. Gordinier oversaw the Company's compensation policies and reviewed executive and employee annual increases. Annual increases in compensation for Mr. Gordinier were determined by the Compensation Committee without the participation of Mr. Gordinier and increases in Mr. Henry's annual compensation is determined by the Executive Committee without the participation of Mr. Henry. No executive officer of the Company serves as a member of the Board of Directors of any other entity which has one or more members serving as a member of the Company's Board of Directors.

    Paul H. Beemer is compensated for consulting advisory services pursuant to a consulting agreement with the Company. Mr. Beemer provides the Company with a certain number of hours of consulting advisory services each quarter for compensation of $100,000 per year. Mr. Beemer may also provide additional services which are compensated at the rate of $105 per hour. The consulting agreement also contains a noncompetition clause restricting Mr. Beemer's employment or service with a business entity that competes with the Company in its present or future marketing areas. Mr. Beemer's consulting agreement expires June 30, 2002. In fiscal year 2000, Mr. Beemer received $115,225 in compensation under his consulting agreement.

    In connection with services provided by The Muhs Company, Inc., Frederick H. Muhs provides certain business and financial consulting services to Henry Company. Henry Company pays The Muhs Company, Inc. a retainer of $8,000 per month for these services. In fiscal year 2000, The Muhs Company, Inc. received $96,000 for business and financial consulting services. See "Certain Transactions."

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth certain information concerning compensation received for services rendered to Henry Company in all capacities during the fiscal year ended December 31, 2000 by Henry Company's Chief Executive Officer and each of Henry Company's four other most highly compensated executive officers whose annual salary and bonus for the year ended December 31, 2000 exceeded $100,000 (collectively, the "Named Executive Officers"):

Annual Compensation
Name and Principal Position					Other Annual Comp.(1)		Long-Term Incentive Plan LTIP Payout	All Other Compensation
	Year	Salary	Bonus
Warner W. Henry Chairman of the Board and Chief Executive Officer	2000 1999 1998	$285,000 386,000 330,000		— —	$	— 14,500 25,542	— —	— —
Richard B. Gordinier President and Chief Operating Officer	2000 1999 1998	285,000 285,875 285,875	$	— 100,000 200,000		2,533 20,374 24,799	— —	— —
James Doose President—Resin Technology Company	2000 1999 1998	251,084 243,620 237,450		22,700 22,700 40,800		— 4,828 6,155	— —	— —
Joseph T. Mooney Vice Chairman of the Board	2000 1999 1998	236,672 350,000 241,760		— —		— 11,620	— —	— —
James Van Pelt Vice President Grundy Division	2000 1999 1998	195,921 186,390 —		140,000 — —		— — —	— — —	— — —

(1)
"Other Annual Compensation" represents contributions to the accounts of the Named Executive Officers under Henry Company's Nonqualified Executive Deferral Plan and Profit Sharing/401(k) Plan. See "Executive Deferral Plan" and "Profit Sharing/401(k) Plan."

Warrant Grants Outstanding

    The following table provides certain information regarding warrants to purchase shares of Henry Company's capital stock outstanding to any Named Executive Officer during the fiscal years ended December 31, 1999 and 2000:

Warrant Grants

	Individual Grants
Name	Number of Securities Underlying Warrants Granted		% of Total Warrants Granted to Employees in Fiscal Year	Exercise Price(2)	Expiration Date	Grant Date Present Value(3)
Warner W. Henry	400,000	(1)	100	$12.94	9/30/12	$44,000

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

Profit Sharing/401(k) Plan

    Henry Company's Profit Sharing/401(k) Plan, as amended and restated as of January 1, 1995 (the "401(k) Plan") is a qualified profit sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed one year of service and attained the age of 21. Participants in the 401(k) Plan may contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,500. In addition, Henry Company may make annual discretionary matching contributions not to exceed 10% of a participant's annual compensation. Currently, participant contributions are matched at the rate of $0.50 for each dollar up to 4% of the participants compensation. Participating employees are 100% vested in participant contributions and become vested to a certain percentage of any Henry Company discretionary matching contributions according to the employee's years of service with Henry Company or its affiliates.

Employment Agreements and Compensation Arrangements

    Henry Company has entered into employment agreements with Mr. Gordinier, Mr. Doose and Mr. Mooney.

    Mr. Gordinier's employment was terminated in January, 2001 and the Company and Mr. Gordinier are attempting to negotiate a severance agreement pursuant to the terms of his employment agreement. Mr. Gordinier's employment agreement entitled him to a base salary and a bonus, subject to annual review by the Executive Committee of the Board of Directors, and to certain other benefits, including reimbursement of certain club memberships. In 2000, Mr. Gordinier's base salary was $285,000 and he received no bonus. Mr. Gordinier was also entitled to a bonus if a distribution of money or assets is made to the shareholders of the Company. No bonus was paid in 2000. In connection with

Mr. Gordinier's employment agreement, Henry Company has loaned him a total of $175,000 which does not bear interest. As of December 31, 2000, the aggregate amount outstanding under these loans was $175,000. The agreement provides that if Mr. Gordinier voluntarily terminates his employment or if the Company terminates his employment for any reason other than "for cause" (as defined in the employment agreement), Mr. Gordinier is entitled to a one-year severance payment equal to his then salary and guaranteed bonus and a termination award (the "Termination Award"). The Termination Award is equal to 10% of the amount by which the fair market value of the Company exceeds $5,895,595, such fair market value to be determined by appraisal, subject to reduction by $200,000 plus outstanding loans. The Termination Award is payable in four equal annual installments, with the unpaid balance bearing interest at the Bank of America prime rate existing on the due date of the first installment.

    Mr. Doose's employment agreement provides for a base salary, subject to annual cost-of-living and discretionary increases. For 2000, Mr. Doose's base salary was $251,084. Mr. Doose also receives annual bonuses based on the net operating profits of, and on the return on capital employed at, RTC. If Mr. Doose is terminated without cause, he is entitled to base compensation plus the bonus calculated on net operating profits for the remaining term of the agreement. The agreement contains a covenant restricting Mr. Doose from competing with Henry Company for two years after the termination of employment. Mr. Doose's employment agreement terminates January 1, 2004.

    Mr. Mooney is a Vice Chairman of the Board of the Company with an annual base salary of $236,672, subject to annual review. The term of Mr. Mooney's employment agreement is for two years from the closing of the Acquisition. With respect to the capital stock of the Company that was purchased by Mr. Mooney in connection with the Acquisition, Mr. Mooney has the right to require the Company to purchase one-sixth of such capital stock each year over a five-year period beginning January 1, 2004 (except that the last one-sixth would be repurchased July 1, 2008) for an aggregate purchase price of $3.0 million. Such capital stock would also be repurchased upon Mr. Mooney's death, in which event the purchase would be funded by the proceeds from the key person life insurance policies the Company holds on Mr. Mooney's life.

Indemnification of Directors and Officers

    The Company's Articles of Incorporation authorize the indemnification of Company officers and directors to the fullest extent permissible under California law. Subject to the Articles of Incorporation and California law, the Bylaws provide that Henry Company shall indemnify each of its directors and officers against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any person is or was a Company director or officer. The Company also purchased a directors and officers liability insurance policy following the Acquisition.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following sets forth information regarding beneficial ownership of the Common Stock and the Class A Common Stock of the Company as of December 31, 2000. Henry Company believes that persons and entities named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. There is no established public trading market for any class of Henry Company's equity securities. See "The Transactions."

				Beneficial Ownership of Class A Common Stock
	Beneficial Ownership of Common Stock
							Total Voting Power(1)(2)(3)(4)(5)	Total Economic Interest(1)(2)(3)(4)
Name and Address of Beneficial Owner	Number of Shares			Number of Shares
			Percent(1)(2)(3)			Percent	Percent	Percent
Warner W. Henry, Trustee, Warner W. Henry Living Trust(6) 2911 Slauson Ave. Huntington Park, CA 90255	388,000	(1)	53.0%	18,000	(4)	100.0%	74.7%	54.1%
Terrill M. Gloege as Trustee of the William Warner Henry Trust established under the Henry Trust dated 9/17/93 2911 Slauson Ave. Huntington Park, CA 90255	64,106		8.8	—		—	4.7	8.6
Terrill M. Gloege as Trustee of the Catherine Anne Henry Trust established under the Henry Trust dated 9/17/93 2911 Slauson Ave. Huntington Park, CA 90255	64,106		8.8	—		—	4.7	8.6
Terrill M. Gloege as Trustee of the Michael Andrew Henry Trust established under the Henry Trust dated 9/17/93 2911 Slauson Ave. Huntington Park, CA 90255	64,106		8.8	—		—	4.7	8.6
Frederick H. Muhs	82,500	(2)	11.3	—		—	6.1	11.0
Joseph T. Mooney, Jr	67,500	(3)	9.2	—		—	5.0	9.0
Carol F. Henry	1,682		0.2	—		—	0.1	0.2

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company leases its Huntington Park headquarters and certain operating equipment from a family trust and living trust for which Warner W. Henry is the trustee pursuant to three separate real property leases and one equipment lease. These leases expire in 2002, 2006 and 2016. The total rent paid in 1999 and 2000 for the Huntington Park leases was approximately $424,904 each year. The Company leases additional property at its Huntington Park headquarters from Alamo Development Company. Frederick H. Muhs, a director of the Company, is a shareholder of Alamo Development Company along with certain other members of his family. The Company currently pays rent of $5,478 per month pursuant to this lease which is subject to annual adjustments to reflect changes in the Bank of America prime rate. The lease expires February 28, 2002 and provides for the Company's option to purchase the property upon six months written notice. The Company believes that the rent paid under the above leases represent substantially fair market value and that the other terms and conditions of the leases are commercially reasonable.

    Henry Company has made loans to Richard B. Gordinier for personal reasons pursuant to various loan agreements and promissory notes originated at various times since 1988 for one year terms that were subsequently extended for successive one year terms. The loans currently bear interest at Bank of America's prime rate, currently 7.5%, and may be prepaid without penalty. As of December 31, 2000, an aggregate of $568,771 was outstanding on these loans. In addition, Mr. Gordinier has received $175,000 of non-interest bearing loans in connection with his employment. See "Management-Employment Agreements and Compensation Arrangements."

    Henry Company performs certain administrative services for an affiliate, Henry II, Inc., a California corporation, pursuant to an administrative services agreement that provides for payments from Henry II, Inc. to Henry Company. These payments totaled $0.7 million in 2000. Henry II, Inc. Company's shareholders are Warner W. Henry, Carol Henry, and certain trusts for the benefit of their children.

    At December 31, 1997, Henry Company received a note from Henry II, Inc. for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II, Inc. and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2002. The balance of such note was $1.9 million at December 31, 2000. In addition, at December 31, 1999, Henry II, Inc. owed $2.1 million to Henry Company, representing past advances made on behalf of Henry II, Inc. The note evidencing this debt does not bear interest and is payable upon demand.

    Henry Company receives business and financial consulting services from The Muhs Company, Inc., of which Frederick H. Muhs, a director of the Company, is the President and controlling shareholder. Henry Company paid $96,000 for these services in 1999 and $75,000 in 2000. See "Executive Compensation."

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

Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

Exhibits

    See Exhibit Index

HENRY COMPANY

F–1

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors,
Bond Holders and Shareholders
of Henry Company

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Henry Company and subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Los Angeles, California
April 13, 2001, except for the information in
Note 5, as to which the date is August 24, 2001

F–2

HENRY COMPANY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 1999 AND 2000

	1999	2000
ASSETS:
Current assets:
Cash and cash equivalents	$685,044	$1,046,115
Trade accounts receivable, net of allowance for doubtful accounts of $1,027,825 and $2,044,158 for 1999 and 2000, respectively	21,349,756	25,253,299
Inventories, net	15,606,752	18,013,098
Receivables from affiliate	2,144,212	2,123,910
Notes receivable	516,210	763,947
Prepaid expenses and other current assets	2,035,198	1,492,074
Income tax receivable	377,118	133,935
Deferred income taxes	610,279	5,257,223

Total current assets	43,324,569	54,083,601
Property and equipment, net	36,751,720	34,180,641
Cash surrender value of life insurance, net	4,340,388	5,087,384
Intangibles, net	29,461,779	26,820,922
Notes receivable	354,462	271,600
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	2,940,375	2,754,746
Other assets	289,072	225,603

Total assets	$119,325,437	$125,287,569

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$6,548,674	$6,143,253
Accrued expenses	7,798,942	8,990,604
Book overdrafts	1,114,126	4,516,278
Income taxes payable	715,969	—
Deferred income taxes	529,545	130,342
Notes payable, current portion	124,994	51,596
Borrowings under lines of credit	2,629,837	13,454,094

Total current liabilities	19,462,087	33,286,167
Notes payable	516,214	464,618
Environmental reserve	3,375,025	3,301,546
Deferred income taxes	8,369,192	8,063,613
Deferred warranty revenue	2,563,231	2,278,821
Deferred compensation	1,071,073	937,908
Series B Senior notes	81,400,000	81,400,000

Total liabilities	116,756,822	129,732,673
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock	1,764,594	1,919,433
Shareholders' equity (deficit):
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,519,147	2,364,308
Cumulative translation adjustment	(149,083)	(497,228)
Accumulated deficit	(6,257,123)	(12,922,697)

Total shareholders' equity (deficit)	804,021	(6,364,537)

Total liabilities and shareholders' equity	$119,325,437	$125,287,569

The accompanying notes are an integral part of these consolidated financial statements.

F–3

HENRY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED:

	December 31
	1998	1999	2000
Net sales	$150,156,121	$178,704,656	$193,461,586
Cost of sales	105,142,584	124,906,198	143,266,156

Gross profit	45,013,537	53,798,458	50,195,430
Operating expenses:
Selling, general and administrative	35,480,728	47,863,496	48,543,184
Restructuring charges	—	—	735,127
Amortization of intangibles	1,629,068	2,927,796	2,549,805

Operating income (loss)	7,903,741	3,007,166	(1,632,686)
Other expense (income):
Interest expense	6,566,680	9,194,496	9,889,325
Interest and other income, net	(243,493)	(224,103)	(260,524)

Income (loss) before extraordinary item	1,580,554	(5,963,227)	(11,261,487)
Extraordinary gain related to early extinguishment of debt, net of taxes of $400,800	—	(601,200)	—

Income (loss) before income taxes	1,580,554	(5,362,027)	(11,261,487)
Provision (benefit) for income taxes	509,342	303,969	(4,595,913)

Net income (loss)	$1,071,212	$(5,665,996)	$(6,665,574)

The accompanying notes are an integral part of these consolidated financial statements.

F–4

HENRY COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

	Common Stock
	Issued Shares	Amount	Additional Paid-In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
Balances, December 31, 1997	200,100	$2,853,669	$2,682,152	—	$(413,463)	$5,122,358
Merger of Warner Development Company of Texas into Henry Company	(100)	(162,589)	162,589	—	—	—
Issuance of common stock	27,500	2,000,000	—	—	—	2,000,000
Dividend to shareholders	—	—	—	—	(1,248,876)	(1,248,876)
Accretion on redeemable convertible preferred stock	—	—	—	$(221,874)	—	(221,874)
Comprehensive income:
Net income	—	—	—	—	1,071,212	1,071,212
Other comprehensive income (loss):
Change in cumulative translation adjustment	—	—	—	(892,724)	—	(892,724)

Total comprehensive income	—	—	—	—	—	178,488

Balances, December 31, 1998	227,500	4,691,080	2,622,867	(892,724)	(591,127)	5,830,096
Accretion on redeemable convertible preferred stock	—	—	(103,720)	—	—	(103,720)
Comprehensive loss:
Net loss	—	—	—	—	(5,665,996)	(5,665,996)
Other comprehensive income (loss):
Change in cumulative translation adjustment	—	—	—	743,641	—	743,641

Total comprehensive loss	—	—	—	—	—	(4,922,355)

Balances, December 31, 1999	227,500	4,691,080	2,519,147	(149,083)	(6,257,123)	804,021
Accretion on redeemable convertible preferred stock	—	—	(154,839)	—	—	(154,839)
Comprehensive loss:
Net loss	—	—	—	—	(6,665,574)	(6,665,574)
Other comprehensive income (loss):
Change in cumulative translation adjustment	—	—	—	(348,145)	—	(348,145)

Total comprehensive loss	—	—	—	—	—	(7,013,719)

Balances, December 31, 2000	227,500	$4,691,080	$2,364,308	$(497,228)	$(12,922,697)	$(6,364,537)

The accompanying notes are an integral part of these consolidated financial statements.

F–5

HENRY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED:

	December 31,
	1998	1999	2000
Cash flows from operating activities:
Net income (loss)	$1,071,212	$(5,665,996)	$(6,665,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,264,726	4,243,471	5,041,093
Provision for doubtful accounts	501,840	261,192	1,016,333
Deferred income taxes	(388,118)	(364,388)	(5,166,097)
Noncompetition and goodwill amortization	1,629,068	2,927,796	2,549,805
Interest on subordinated shareholder debt	176,506	—	—
(Gain) loss on disposal of property and equipment	(47,034)	3,421	240,205
Gain on sale of investment	—	—	(86,542)
Gain on purchase of bonds	—	(601,200)	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	7,338,355	(1,274,820)	(4,919,876)
Inventories	2,040,917	(432,147)	(2,406,346)
Receivables from affiliates	(589,336)	709,465	20,302
Notes receivable	24,008	42,841	(41,875)
Cash surrender value of life insurance	(138,712)	(564,676)	(746,996)
Other assets	(636,959)	492,222	482,112
Income tax receivable	—	379,789	243,183
Accounts payable and accrued expenses	(4,393,596)	(4,536,762)	(3,209)
Deferred warranty revenue	188,370	372,293	(284,410)
Deferred compensation	(60,622)	55,508	(133,165)

Net cash provided by (used in) operating activities	9,980,625	(3,951,991)	(10,861,057)

Cash flows from investing activities:
Capital expenditures	(2,996,720)	(4,184,421)	(3,052,450)
Proceeds from the disposal of property and equipment	131,532	76,807	40,217
Proceeds from sale of investment	—	—	204,423
Acquisition of business, net of cash acquired	(45,113,700)	(2,645,401)	—
Investment in affiliate	(30,645)	(30,127)	7,080

Net cash used in investing activities	(48,009,533)	(6,783,142)	(2,800,730)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	(16,652,881)	972,337	10,824,257
Repayments under note payable agreements	(11,503,405)	(331,931)	(124,994)
Increase in book overdrafts	—	1,114,126	3,402,153
Payments on subordinated shareholder debt	(5,199,972)	—	—
Payments of finance fees for note offering	(2,550,000)	—	—
Proceeds from Series B Senior Notes	85,000,000	—	—
Purchase of Series B Senior Notes	—	(2,564,000)	—
Proceeds from issuance of common stock	2,000,000	—	—
Proceeds from issuance of preferred stock	600,000	—	—
Dividends paid	(1,248,876)	—	—

Net cash provided by (used in) financing activities	50,444,866	(809,468)	14,101,416

Effect of exchange rate changes on cash	(512,139)	206,969	(78,558)

Net increase (decrease) in cash and cash equivalents	11,903,819	(11,337,632)	361,071
Cash and cash equivalents, beginning of year	118,857	12,022,676	685,044

Cash and cash equivalents, end of year	$12,022,676	$685,044	$1,046,115

The accompanying notes are an integral part of these consolidated financial statements.

F–6

HENRY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

    The Henry Company (the "Company") develops, manufactures and markets materials for the construction industry focusing primarily on roofing, sealing and paving applications. The Company's products include: roof/driveway coatings and paving products, industrial emulsions, air barriers, specialty products, polyurethane foam for residential and commercial uses, and sealants for the construction and marine industries.

    The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

    Revenues are recognized when product is shipped and title transfers. The Company has established programs which, under specified conditions, allow customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of shipment. In addition, accruals for customer discounts and allowances are recorded when revenues are recognized.

    The Company offers its customers an optional separately purchased warranty program for its commercial roofing systems. Revenue from the warranty program is recognized over the warranty periods which range from 5 to 20 years. Warranty repair expenses under the program are charged to expense as incurred.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides the SEC's views on applying generally accepted accounting principles to selected revenue recognition issues. The Company's adoption of this standard did not have any impact on the Company's revenue recognition policy.

Cash and Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    Under the Company's cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in "book overdrafts" in the accompanying balance sheet. At December 31, 1999 and 2000, these overdraft balances amounted to $1,114,126 and $4,516,278, respectively.

Inventories

    Inventories are valued at the lower of cost (first-in, first-out) or market. Cost is determined using standard cost which approximates actual costs on a first-in, first-out method.

F–7

Property and Equipment

    Property and equipment are stated at cost. Leasehold improvements are amortized on a straight-line basis over the remaining lease term, or the asset's estimated useful life, whichever is shorter. All other depreciable assets are depreciated using the double-declining-balance method or the straight-line method, over the assets' estimated useful lives.

    Depreciation periods are as follows:

Buildings	20 to 40 years
Machinery and equipment	6 years
Office furniture and equipment	5 years
Automotive equipment	3 to 5 years
Leasehold improvements	Primary term of lease
Other assets	5 years

    Additions, major renewals and betterments are capitalized. Repair and maintenance costs are expensed as incurred. Upon sale or retirement of property and equipment, the cost and accumulated depreciation are removed from the appropriate accounts and any corresponding gain or loss is included in income in the year the asset is disposed.

Intangibles

    Intangible assets are comprised of the excess purchase price over the estimated fair value of net tangible assets acquired. Intangible assets are being amortized over periods ranging from 6 to 15 years. At December 31, 1999 and 2000, intangible assets are comprised of the following components:

	December 31,
	1999	2000
Goodwill	$27,083,373	$26,992,321
Noncompetition agreement	4,727,199	4,727,199
Financing fees	2,442,000	2,442,000

	34,252,572	34,161,520
Less, accumulated amortization	(4,790,793)	(7,340,598)

	$29,461,779	$26,820,922

Long-Lived Assets

    The Company periodically evaluates the carrying value of goodwill, intangibles and other long-lived assets, including the related depreciation or amortization periods. In evaluating goodwill, the Company determines whether there has been an impairment and the amount thereof, if any, by comparing the undiscounted future operating income of the acquired business with the carrying value of the goodwill. In evaluating other intangible assets and other long-lived assets, the Company determines whether there has been impairment by comparing the anticipated undiscounted future operating income to be generated by the asset with their carrying values. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying

F–8

value of each asset with its fair value. Fair value is generally based on a discounted cash flows analysis. The Company does not believe that any impairments of its goodwill, intangibles, or other long-lived assets.

Income Taxes

    In April 1998, the Company converted its tax status from an S Corporation under Section 1361 of the Internal Revenue Code to a C Corporation status (the "Conversion"). Upon conversion, the Company is required to pay federal and state corporate income taxes on its taxable income.

    Upon the completion of the Conversion, the Company recognized deferred taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents income taxes payable for the period and the change during the period in deferred tax assets and liabilities.

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

Selling, General and Administrative Expenses

    Selling, general and administrative expenses include all costs associated with marketing and distributing the Company's products. Also included in selling, general and administrative expenses are research and development costs. Research and development costs incurred in developing and improving product formulas are charged to expense in the year incurred. Total research and development costs were $1,037,703, $1,582,468 and $1,545,855 for the years ended December 31, 1998, 1999 and 2000, respectively.

Advertising and Promotion Costs

    All costs associated with advertising and promoting products are expensed in the year incurred and are included in selling, general and administrative expenses. Advertising and promotion expenses were $3,025,741, $4,375,061 and $4,724,666 for the years ended December 31, 1998, 1999 and 2000, respectively.

F–9

Foreign Currency Translation

    The assets and liabilities of the Company's wholly-owned Canadian subsidiaries are translated from Canadian dollars to U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in operations. For the years ended December 31, 1998, 1999 and 2000, the aggregate foreign exchange gains included in operations were $48,700 $128,446 and $31,050, respectively.

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

    Concentration of credit risk with respect to trade receivables is derived from the Company's largest customer, which represents approximately 12.1% and 11.5% of accounts receivable at December 31, 1999 and 2000, respectively. This customer also accounted for approximately 8% of net sales in fiscal year 1998, 8.6% of net sales in fiscal year 1999 and 11.9% of net sales in fiscal year 2000. However, the majority of the Company's customers are geographically diverse roofing distributors and contractors located throughout the United States and eastern Canada, which limits the extent of trade credit risk. The Company also maintains credit insurance that provides for reimbursement, less deductibles, for actual credit losses relating to its Henry Coatings Division. In addition, the Company controls credit risk through credit approvals, credit limits and monitoring procedures.

The Value of Financial Instruments

    SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments such as certain insurance contracts and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments are derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts receivable, accounts payable, accrued liabilities and short-term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The Company's long-term debt is primarily comprised of Senior Notes with a carrying value of $81.4 million at December 31, 2000. The fair value of the Senior Notes was $28.5 million at December 31, 2000.

    The Company has issued a standby letter of credit relating to its business insurance and is contingently liable for approximately $925,685. The standby letter of credit is in force for the term of the insurance policy, and reflects the current fair value.

F–10

Use of Estimates and Assumptions

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

    Certain previously reported amounts have been reclassified to conform with the current year's presentation.

Comprehensive Income

    During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes guidelines for the reporting and display of comprehensive income and its components in the financial statements.

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

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in the first quarter of 2001. The Company's adoption of SFAS No. 133 did not have a significant impact on its financial position, results of operations, or cash flow.

    In July 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on January 1, 2002, the beginning of fiscal year 2002. In connection with the adoption of SFAS No. 142, the Company will be required to

F–11

perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its financial statements.

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

    In accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 16 "Business Combinations," the following unaudited pro forma summary presents the results of operations of the Company as if the Acquisition and Offering had occurred as of the beginning of 1998. The pro forma adjustments include the results of operations for Monsey Bakor for the period prior to the Acquisition, adjustment for compensation expense in excess of amounts paid under new employment agreements, amortization of intangible assets created as a result of the Acquisition, interest expense on the debt issued as part of the Offering, and related income tax effects. The unaudited pro forma financial information is presented for information purposes only and may not be indicative of the results of operations as they would have been if the Company and Monsey Bakor had been a single entity during the years ended December 31, 1998.

For the Year Ended December 31, 1998
(Unaudited)
Net sales	$183,996,121

Net loss	$(970,175)

    On March 26, 1999, the Company completed the acquisition of Grundy Industries which is engaged in the manufacture of roof coating products. The purchase price was $2.0 million with an additional $0.6 million paid to a shareholder for a noncompetition agreement.

F–12

3. INVENTORIES:

    Inventories consist of the following:

	December 31,
	1999	2000
Raw materials	$7,333,325	$8,296,980
Finished goods	8,273,427	9,716,118

	$15,606,752	$18,013,098

4. PROPERTY AND EQUIPMENT, NET:

    Property and equipment consist of the following:

	December 31,
	1999	2000
Buildings	$14,621,684	$14,856,607
Machinery and equipment	26,799,922	27,579,944
Office furniture and equipment	6,236,473	6,953,666
Automotive equipment	1,521,456	1,349,267
Leasehold improvements	3,183,658	2,928,565
Other assets	454,834	454,834

	52,818,027	54,122,883
Less, accumulated depreciation and amortization	(20,449,525)	(24,582,232)

	32,368,502	29,540,651
Land	3,475,849	3,262,550
Construction-in-progress	907,369	1,377,440

	$36,751,720	$34,180,641

5. LONG-TERM DEBT AND CREDIT FACILITIES:

    On April 22, 1998, the Company privately issued and sold $85,000,000 of senior notes (the "Senior Notes") due in 2008. Interest on the Senior Notes is payable semi-annually a 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes with identical terms in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Company bank debt, (ii) retire existing Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor's then-existing bank debt with (v) the remainder providing additional working capital.

F–13

    Long-term debt and credit facilities consists of the following:

	December 31,
	1999	2000
10.0% Series B Senior Notes due April 2008	$81,400,000	$81,400,000
Canadian bank line of credit borrowings, subject to annual confirmation, interest rate at prime plus 0.5% (8.064% at December 31, 1999 and 8.0% at December 31, 2000)	2,492,640	3,636,107
Line of credit borrowing, at the bank's prime interest rate (8.50% at December 31, 1999 and 9.50% at December 31, 2000)	137,197	9,817,987
Term note payable to third party, with interest at 8.5% at December 31, 1999 and 2000, respectively, principal and interest payable monthly in installments of $4,848, due in fiscal year 2007	460,056	440,222
Other notes payable, with unpaid amounts of interest ranging from 6.0% to 8.5%, at December 31, 1999 and 2000 total monthly payments amount to $22,010, due in the fiscal years 2001 through 2003	181,152	75,992

	84,671,045	95,370,308
Less, current maturities	(2,754,831)	(13,505,690)

	$81,916,214	$81,864,618

    The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries, Kimberton Enterprises, Inc. and Grundy Industries, Inc. (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 14 for the Guarantor Condensed Consolidating Financial Statements. The notes payable agreement limits the Company's ability to make dividend payments and incur additional debt.

    In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $0.6 million, net of income taxes.

    In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10.0 million term loan. Upon closing, $3.5 million of the term loan was funded. The replacement facility expires in August 2006 and is collateralized by substantially all of the Company's United States assets. Borrowings on the line of credit will bear interest at the prime rate with an option to borrow based on the LIBOR rate. The Company also maintains a credit line with a Canadian bank. Balances outstanding under this line were $3.6 million at December 31, 2000.

F–14

    The following are future maturities of long-term debt and credit facilities for each of the next five years ending December 31 and total thereafter:

2001	$13,505,690
2002	55,513
2003	39,538
2004	27,833
2005	30,293
Thereafter	81,711,441

Total	$95,370,308

6. INCOME TAXES:

    The significant components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 are as follows:

	1998	1999	2000
Current:
Federal	$534,973	$—	$—
State	169,891	—	—
Foreign	293,544	681,896	650,918

	998,408	681,896	650,918

Deferred:
Federal	(537,001)	(207,557)	(4,754,626)
State	(117,521)	(170,370)	(271,295)
Foreign	165,456	—	(220,910)

	(489,066)	(377,927)	(5,246,831)

	$509,342	$303,969	$(4,595,913)

F–15

    The Company's effective tax rate differs from the federal statutory tax rate for the years ended December 31, 1998, 1999 and 2000 as follows:

	1998	1999	2000
Provision for income taxes at the federal statutory tax rate	34%	(34)%	(34)%
State taxes net of federal tax benefit	7	(6)	(3)
Foreign income taxes in excess of U.S. statutory rate	6	20	1
Recognition of deferred tax benefits upon conversion to C status	(56)	—	—
Income not subject to federal and state income tax prior to conversion to C status	(7)	—	—
Prior year net operating loss adjustment	—	—	(8)
Nondeductible intangibles	43	26	5
Nondeductible life insurance	4	—	1
Nondeductible business expenses	6	5	—
Other, net	(5)	(2)	(3)

	32%	9%	(41)%

    Income (loss) before income taxes of the Company's Canadian operations was $1,083,430, ($281,974) and ($1,499,096) for the years ended December 31, 1998, 1999 and 2000, respectively.

    The significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

	1999	2000
Deferred tax assets:
Environmental reserve	$1,461,386	$1,429,569
Allowances and reserves deductible in the future	525,799	923,819
Inventory capitalization	211,372	123,098
Deferred revenue	1,109,879	919,062
Net operating loss	(221,557)	4,210,307
Other accruals	463,775	406,114

Deferred tax assets	3,550,654	8,011,969

Deferred tax liabilities:
Depreciation	(2,685,994)	(2,825,169)
Deferred gain on discharge of liability	(1,850,503)	(1,668,291)
Asset step-up due to valuation increase	(3,839,836)	(3,570,153)
Inventory reserve	(260,684)	(130,342)
Deferred gain on repurchase of Senior Notes	(260,320)	—
Other accruals	(1,400)	—

Deferred tax liabilities	(8,898,737)	(8,193,955)

Net deferred tax liability	$(5,348,083)	$(181,986)

F–16

7. COMMITMENTS AND CONTINGENCIES:

    The Company conducts certain operations out of leased facilities, including the corporate office and divisional warehouses. The lease terms range from 1 to 6 years and begin to expire in 2001. Certain of the Company's operating lease agreements provide for escalation of payments, which are based on fluctuations of certain published cost-of-living indices. The Company also leases certain land, buildings and equipment from related parties, with terms expiring in 2001. Various leases also contain certain renewal options.

    Total rent expense was, $1,223,744, $1,487,854 and $1,721,660 for the years ended December 31, 1998, 1999 and 2000, respectively. Included in rent expense is rent paid to related parties of $757,539, $767,923 and $771,433 for the years ended December 31, 1998, 1999 and 2000, respectively. The minimum rental commitments for land, buildings and equipment under all noncancelable operating leases, with lease terms in excess of one year, are as follows:

2001	$1,544,181
2002	1,273,747
2003	1,004,336
2004	523,271
2005	437,956
Thereafter	424,898

$5,208,389

    Included in the annual minimum rental commitments are operating lease payments due to related parties of $772,393 in 2001, $717,614 in 2002, $706,658 in 2003, $432,836 in 2004, $424,898 in 2005 and $424,898 thereafter.

    The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	1998	1999	2000
Cash paid during the year for:
Interest	$4,893,760	$8,807,940	$9,617,073
Income taxes	$2,098,969	$924,442	$889,820
Non-cash investing and financing activities:
Note receivable from sale of assets	$150,000	$—	$123,000

9. PROFIT-SHARING AND PENSION PLAN:

    The Company sponsors a deferred qualified profit-sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed one year of service. Contributions made to the profit-sharing plan by the Company are based on the Company's performance and are at the discretion of the Board of Directors. Total Company contributions for fiscal years ended December 31, 1998, 1999 and 2000 were $444,631, $0 and $0, respectively. Participants in the 401(k) Plan may contribute up to 15% of their annual compensation

F–17

to the 401(k) Plan through salary deferral up to a maximum of $10,500 of a participant's annual compensation. In 1999, the 401(k) plan was amended to include a discretionary Company matching contribution to eligible participants. For 2000, participant contributions were matched at the rate of $.50 for each dollar up to 4% of the participants' compensation. Total Company matching contributions for years ending December 31, 1998, 1999 and 2000 were $0, $212,828 and $211,698, respectively.

    Hourly employees at the Huntington Park, Kimberton and Rock Hill facilities are covered by multi-employer union plans to which the Company makes periodic contributions as determined by collective bargaining agreements. The Company is also subject to additional charges as determined by the plans' trustees during the term of the agreement to maintain the current level of health and welfare benefits. The information with respect to the plans' net assets and actuarial present value of accumulated plan benefits are not determinable due to the nature of the plans. The costs incurred during the years ended December 31, 1998, 1999 and 2000 were $271,244, $301,817 and $313,905, respectively.

10. RELATED PARTIES:

    The Company is obligated under certain leases at December 31, 2000 and has incurred rent expense in 1998, 1999 and 2000 with related parties, as more fully described in Note 7.

    Receivables from affiliate represent amounts due from Henry II, Inc., an affiliated group of companies under common control, and relates to operating advances made to Henry II, Inc.

    The note receivable from affiliate relates to proceeds due the Company on the sale of property to Henry II, Inc. at its then net book value at December 31, 1997. The note receivable is repayable by December 31, 2002, bears interest at the prime interest rate and is collateralized by an interest in the property.

    The Company charges Henry II, Inc. certain direct administrative costs for services provided by the Company's finance, human resources, and management information systems departments. In 1998, the Company entered into a new administrative services agreement with Henry II, Inc. for reimbursement of administrative services provided by the Company. The administrative cost charged in 1998, 1999 and 2000 totaled $1,255,130, $775,000 and $775,000, respectively.

    As of December 31, 1999 and 2000, notes receivable in the accompanying balance sheet include outstanding principal and accrued interest due from Richard Gordinier, the Company's President until January 2001 in the amount of $636,181 and $743,770, respectively. The notes bear interest at Bank of America's Prime Rate (9.5% at December 31, 2000) and are payable in installments or lump sum payments due through December 31, 2000 with the exception of $175,000 which is noninterest bearing and due and payable upon termination of Mr. Gordinier's employment. Mr. Gordinier separated from the Company in January 2001. The Company is negotiating settlement of these receivables.

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

F–18

    In addition, on April 21, 1998, the number of authorized shares of Company Common Stock was increased to 1,000,000 shares.

    On April 22, 1998, the Company issued 27,500 shares of Common Stock to Frederick Muhs, a director of the Company, for $2,000,000 in cash.

    As of December 31, 1999 and 2000, common stock is composed of the following:

	1999	2000
Henry Company, common stock, no par value, stated value $5 per share, 100,000 shares authorized, issued and outstanding	$500,000	$500,000
Henry Company, common stock, no par value, stated value $21.78 per share, 94,000 shares authorized, issued and outstanding	2,047,320	2,047,320
Henry Company, common stock, no par value, stated value $72.73 per share, 27,500 share authorized, issued and outstanding	2,000,000	2,000,000
Henry Company, super voting class A common stock, no par value, stated value $23.96 per share, 6,000 shares authorized, issued and outstanding	143,760	143,760

	$4,691,080	$4,691,080

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

    The warrants have an initial exercise price that exceeds the fair value of the capital stock at the date of grant. The grant date present value of each warrant is estimated at $114 or an aggregate of $44,000 using the Black-Scholes pricing model, using the following assumptions: risk-free interest rate at 6.0%; expected warrant life of 15 years; volatility of 20.0%; forfeiture rate zero (0); no expected dividends; and no adjustments for nontransferability. As of December 31, 2000, no warrants have been exercised.

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

F–19

    The carrying amount of the Preferred Stock is being increased by periodic accretions so that the amount reflected in the balance sheet will equal the mandatory redemption amount at the redemption date.

13. RESTRUCTURING CHARGES

    In 2000, the Company recorded a $735,127 restructuring charge pertaining to a plant closing and the reorganization or elimination of certain of administrative and selling functions. The charges represent severance and other personnel payments related to the streamlining of operations associated with the implementation of cost reduction initiatives noted above.

14. SEGMENT AND GEOGRAPHIC INFORMATION:

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

F–20

    Summarized financial information concerning the Company's reportable segments is shown below.

	Henry Coatings Division	Resin Technology Division	Total
2000
Net sales	$171,427,721	$22,033,865	$193,461,586
Gross profit	46,278,492	3,916,938	50,195,430
Operating income (loss)	(2,054,982)	422,296	(1,632,686)
Depreciation and amortization	7,424,855	166,043	7,590,898
Total assets	112,346,023	12,941,546	125,287,569
Capital expenditures	2,755,164	297,286	3,052,450
1999
Net sales	$160,209,476	$18,495,180	$178,704,656
Gross profit	50,512,550	3,285,908	53,798,458
Operating income	2,938,915	68,251	3,007,166
Depreciation and amortization	6,976,246	195,021	7,171,267
Total assets	106,700,898	12,624,539	119,325,437
Capital expenditures	4,024,680	159,741	4,184,421
1998
Net sales	$130,054,094	$20,102,027	$150,156,121
Gross profit	41,240,101	3,773,436	45,013,537
Operating income	7,491,372	412,369	7,903,741
Depreciation and amortization	4,666,246	227,548	4,893,794
Total assets	112,978,409	12,535,391	125,513,800
Capital expenditures	2,875,566	121,154	2,996,720

F–21

    The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the Acquisition, the Company had no foreign operations. Summarized geographic data related to the Company's operations for 1999 and 2000 are as follows:

	Net Sales	Long-Lived Assets
2000
United States	$160,639,850	$62,725,434
Canada	32,821,736	8,478,534

Total	$193,461,586	$71,203,968

1999
United States	$148,874,641	$67,079,856
Canada	29,830,015	8,921,012

Total	$178,704,656	$76,000,868

1998
United States	$129,492,180	$64,555,982
Canada	20,663,941	8,548,168

Total	$150,156,121	$73,104,150

15. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

F–22

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$1,044,276	$1,839	—	$1,046,115
Accounts receivable, net	22,201,195	3,052,104	—	25,253,299
Inventories, net	14,257,986	3,755,112	—	18,013,098
Receivables from affiliate	7,000,818	2,486,652	$(7,363,560)	2,123,910
Notes receivable	763,947	—	—	763,947
Prepaid expenses and other current assets	1,364,281	127,793	—	1,492,074
Income tax receivable	—	133,935	—	133,935
Deferred income taxes	5,218,525	38,698	—	5,257,223

Total current assets	51,851,028	9,596,133	(7,363,560)	54,083,601
Property and equipment, net	28,169,355	6,011,286	—	34,180,641
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	5,087,384	—	—	5,087,384
Intangibles, net	24,353,674	2,467,248	—	26,820,922
Notes receivable	271,600	—	—	271,600
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	2,754,746	—	—	2,754,746
Other	225,603	—	—	225,603

Total assets	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$4,886,168	$1,257,085	—	$6,143,253
Accrued expenses	8,033,860	956,744	—	8,990,604
Book overdrafts	4,167,547	348,731	—	4,516,278
Intercompany payables	2,486,652	4,876,908	$(7,363,560)	—
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	51,596	—	—	51,596
Borrowings under line of credit	9,817,987	3,636,107	—	13,454,094

Total current liabilities	29,574,152	11,075,575	(7,363,560)	33,286,167
Notes payable	464,618	—	—	464,618
Environmental reserve	3,301,546	—	—	3,301,546
Deferred income taxes	6,395,322	1,668,291	—	8,063,613
Deferred warranty revenue	2,122,546	156,275	—	2,278,821
Deferred compensation	937,908	—	—	937,908
Senior notes	81,400,000	—	—	81,400,000

Total liabilities	124,196,092	12,900,141	(7,363,560)	129,732,673
Redeemable convertible preferred stock	1,919,433	—	—	1,919,433
Shareholders' equity:
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,364,308	—	—	2,364,308
Cumulative translation adjustment	—	(1,085,228)	588,000	(497,228)
Accumulated (deficit) retained earnings	(10,029,722)	(934,648)	(1,958,327)	(12,922,697)

Total shareholders' equity (deficit)	(2,974,334)	5,174,526	(8,564,729)	(6,364,537)

Total liabilities and shareholders' equity (deficit)	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

F–23

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$169,855,810	$32,821,736	$(9,215,960)	$193,461,586
Cost of sales	126,184,981	26,297,135	(9,215,960)	143,266,156

Gross profit	43,670,829	6,524,601	—	50,195,430
Operating expenses:
Selling, general and administrative	40,956,530	7,586,654	—	48,543,184
Restructuring charges	735,127	—	—	735,127
Amortization of intangibles	2,427,624	122,181	—	2,549,805

Operating loss	(448,452)	(1,184,234)	—	(1,632,686)
Other expense (income):
Interest expense	9,574,463	314,862	—	9,889,325
Interest and other income, net	(260,524)	—	—	(260,524)

Loss before income taxes	(9,762,391)	(1,499,096)	—	(11,261,487)
Provision (benefit) for income taxes	(5,025,922)	430,009	—	(4,595,913)

Net loss	$(4,736,469)	$(1,929,105)	$—	$(6,665,574)

F–24

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash used in operating activities	$(10,206,339)	$(654,718)	$—	$(10,861,057)
Cash flows from investing activities:
Capital expenditures	(2,365,940)	(686,510)	—	(3,052,450)
Proceeds from the disposal of property and equipment	40,217	—	—	40,217
Proceeds from sale of investment	204,423	—	—	204,423
Investment in affiliate	7,080	—	—	7,080

Net cash used in investing activities	(2,114,220)	(686,510)	—	(2,800,730)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	9,680,790	1,143,467	—	10,824,257
Repayments under notes payable agreements	(70,641)	(54,353)	—	(124,994)
Increase in book overdrafts	3,071,548	330,605	—	3,402,153

Net cash provided by financing activities	12,681,697	1,419,719	—	14,101,416
Effect of changes in exchange rate on cash	—	(78,558)	—	(78,558)

Net increase (decrease) in cash and cash equivalents	361,138	(67)	—	361,071
Cash and cash equivalents, beginning of year	683,138	1,906	—	685,044

Cash and cash equivalents, end of year	$1,044,276	$1,839	$—	$1,046,115

The accompanying notes are an integral part of these consolidated financial statements.

F–25

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 1999

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$683,138	$1,906	—	$685,044
Accounts receivable, net	17,969,205	3,380,551	—	21,349,756
Inventories	12,203,913	3,402,839	—	15,606,752
Receivables from affiliate	5,561,087	1,929,938	$(5,346,813)	2,144,212
Notes receivable	516,210	—	—	516,210
Prepaid expenses and other current assets	1,915,668	119,530	—	2,035,198
Income tax receivable	—	377,118	—	377,118
Deferred income taxes	529,545	80,734	—	610,279

Total current assets	39,378,766	9,292,616	(5,346,813)	43,324,569
Property and equipment, net	30,528,264	6,223,456	—	36,751,720
Investment in subsidiaries	8,689,690	—	(8,564,729)	124,961
Cash surrender value of life insurance, net	4,340,388	—	—	4,340,388
Intangibles, net	26,776,513	2,685,266	—	29,461,779
Notes receivable	354,462	—	—	354,462
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	2,940,375	—	—	2,940,375
Other	151,821	12,290	—	164,111

Total assets	$115,023,351	$18,213,628	$(13,911,542)	$119,325,437

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$5,212,881	$1,335,793	—	$6,548,674
Accrued expenses	6,752,311	1,046,631	—	7,798,942
Book overdrafts	1,096,000	18,126	—	1,114,126
Intercompany payables	1,929,938	3,416,875	$(5,346,813)	—
Income taxes payable	169,038	546,931	—	715,969
Deferred income taxes	529,545	—	—	529,545
Notes payable, current portion	70,641	54,353	—	124,994
Borrowings under line of credit	137,197	2,492,640	—	2,629,837

Total current liabilities	15,897,551	8,911,349	(5,346,813)	19,462,087
Notes payable	516,214	—	—	516,214
Environmental reserve	3,375,025	—	—	3,375,025
Deferred income taxes	6,518,689	1,850,503	—	8,369,192
Deferred warranty revenue	2,563,231	—	—	2,563,231
Deferred compensation	1,071,073	—	—	1,071,073
Senior notes	81,400,000	—	—	81,400,000

Total liabilities	111,341,783	10,761,852	(5,346,813)	116,756,822
Redeemable convertible preferred stock	1,764,594	—	—	1,764,594
Shareholders' equity:
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,519,147	—	—	2,519,147
Cumulative translation adjustment	—	(737,083)	588,000	(149,083)
Accumulated (deficit) retained earnings	(5,293,253)	994,457	(1,958,327)	(6,257,123)

Total shareholders' equity (deficit)	1,916,974	7,451,776	(8,564,729)	804,021

Total liabilities and shareholders' equity (deficit)	$115,023,351	$18,213,628	$(13,911,542)	$119,325,437

F–26

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$156,086,424	$29,830,015	$(7,211,783)	$178,704,656
Cost of sales	109,910,900	22,332,889	(7,337,591)	124,906,198

Gross profit	46,175,524	7,497,126	125,808	53,798,458
Operating expenses:
Selling, general and administrative	40,258,214	7,479,474	125,808	47,863,496
Amortization of intangibles	2,806,516	121,280	—	2,927,796

Operating income (loss)	3,110,794	(103,628)	—	3,007,166
Other expense (income):
Interest expense	9,016,150	178,346	—	9,194,496
Interest and other income, net	(224,103)	—	—	(224,103)

Loss before extraordinary item	(5,681,253)	(281,974)	—	(5,963,227)
Extraordinary gain related to early extinguishment of debt, net of taxes of $400,800	(601,200)	—	—	(601,200)

Loss before (benefit)/provision for income taxes	(5,080,053)	(281,974)	—	(5,362,027)
(Benefit)/provision for income taxes	(377,927)	681,896	—	303,969

Net loss	$(4,702,126)	$(963,870)	$—	$(5,665,996)

F–27

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash used in operating activities	$(2,993,982)	$(958,009)	$—	$(3,951,991)
Cash flows from investing activities:
Capital expenditures	(3,543,295)	(641,126)	—	(4,184,421)
Proceeds from the disposal of property and equipment	75,125	1,682	—	76,807
Acquisition of business, net of cash acquired	(2,645,401)	—	—	(2,645,401)
Investment in affiliate	(30,127)	—	—	(30,127)

Net cash used in investing activities	(6,143,698)	(639,444)	—	(6,783,142)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	137,197	835,140	—	972,337
Repayments under notes payable agreements	(151,959)	(179,972)	—	(331,931)
Increase in book overdraft	1,096,000	18,126	—	1,114,126
Purchase of Series B Senior Notes	(2,564,000)	—	—	(2,564,000)

Net cash (used in) provided by financing activities	(1,482,762)	673,294	—	(809,468)
Effect of changes in exchange rate on cash	—	206,969	—	206,969

Net decrease in cash and cash equivalents	(10,620,442)	(717,190)	—	(11,337,632)
Cash and cash equivalents, beginning of year	11,303,580	719,096	—	12,022,676

Cash and cash equivalents, end of year	$683,138	$1,906	$—	$685,044

The accompanying notes are an integral part of these consolidated financial statements.

F–28

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$134,318,475	$20,663,941	$(4,826,295)	$150,156,121
Cost of sales	94,586,709	15,507,978	(4,952,103)	105,142,584

Gross profit	39,731,766	5,155,963	125,808	45,013,537
Operating expenses:
Selling, general and administrative	30,939,357	3,791,133	750,238	35,480,728
Amortization of intangibles	1,492,999	136,069	—	1,629,068

Operating income (loss)	7,299,410	1,228,761	(624,430)	7,903,741
Other expense (income):
Interest expense	6,421,349	145,331	—	6,566,680
Interest and other income, net	(243,493)	—	—	(243,493)

Income before provision for income taxes	1,121,554	1,083,430	(624,430)	1,580,554
Provision for income taxes	50,342	459,000	—	509,342

Net income (loss)	$1,071,212	$624,430	$(624,430)	$1,071,212

F–29

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash provided by operating activities	$5,385,914	$4,594,711	—	$9,980,625
Cash flows from investing activities:
Capital expenditures	(2,680,354)	(316,366)	—	(2,996,720)
Proceeds from the disposal of property and equipment	119,112	12,420	—	131,532
Acquisition of business, net of cash acquired	(48,165,012)	—	$3,051,312	(45,113,700)
Investment in affiliate	(30,645)	—	—	(30,645)

Net cash (used in) provided by Investing activities	(50,756,899)	(303,946)	3,051,312	(48,009,533)

Cash flows from financing activities:
Net repayments under line-of-credit agreements	(13,734,381)	(2,918,500)	—	(16,652,881)
Repayments under notes payable agreements	(11,358,730)	(144,675)	—	(11,503,405)
Payments on subordinated shareholder debt	(5,199,972)	—	—	(5,199,972)
Payments of financing fees for note offering	(2,550,000)	—	—	(2,550,000)
Proceeds from Series B Senior Notes	85,000,000	—	—	85,000,000
Proceeds from issuance of common stock	2,000,000	—	—	2,000,000
Proceeds from issuance of preferred stock	600,000	—	—	600,000
Dividends paid	(1,248,876)	—	—	(1,248,876)

Net cash provided by (used in) financing activities	53,508,041	(3,063,175)	—	50,444,866
Effect of changes in exchange rate on cash	—	(512,139)	—	(512,139)

Net increase in cash and cash equivalents	8,137,056	715,451	3,051,312	11,903,819
Cash and cash equivalents, beginning of year	3,166,524	3,645	(3,051,312)	118,857

Cash and cash equivalents, end of year	$11,303,580	$719,096	$—	$12,022,676

The accompanying notes are an integral part of these consolidated financial statements.

F–30

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COMPANY (Registrant)
By	/s/ WARNER W. HENRY Warner W. Henry Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JEFFREY A. WAHBA Jeffrey A. Wahba	Chief Financial Officer, Secretary and Director	August 24, 2001
/s/ GARY T. SPENCE Gary T. Spence	Corporate Controller	August 24, 2001
/s/ JOSEPH T. MOONEY JR. Joseph T. Mooney Jr.	Vice Chairman of the Board	August 24, 2001
/s/ FREDERICK H. MUHS Frederick H. Muhs	Director	August 24, 2001

HENRY COMPANY
INDEX TO EXHIBITS

Exhibit Number		Description
3.1	*	Certificate of Amendment and Restatement of Articles of Incorporation of Henry Company
3.2	*	Bylaws of Henry Company
4.1	*	Indenture dated as of April 22, 1998 between the Company, each of the guarantors named therein and U.S. Trust Company of California, N.A., as Trustee, including forms of Senior Notes
4.2	*	Registration Rights Agreement dated as of April 22, 1998 by and among the Company, each of the Guarantors named therein and BT Alex.Brown Incorporated as Initial Purchaser
10.1	*	Amended and Restated Financing and Security Agreement dated April 22, 1998, by and between Henry Company and Monsey Products Co., Kimberton Enterprises, Inc. Monsey Products of Arizona LLC and Nationsbank, N.A.
10.1A		Amended Credit Facility dated August 2001.
10.2	*	Administrative Services Agreement, dated as of January 1, 1998, between Henry Company and Central Coast Wine Company dba The Henry Wine Group
10.3	*	Lease, dated September 5, 1996, between Warner Wheeler Henry Living Trust and Henry Family Trust B and Henry Company
10.4	*	Ground Lease, dated April 30, 1976, (as extended on December 11, 1996) between The Warner W. Henry Family Trust, the Declaration of Trust for Dorothy H. Floyd and The W.W. Henry Company.
10.5	*	Machinery Lease, dated August 1, 1958 and Amendment to Machinery Lease, dated August 1, 1968, between Warner White Henry and The W.W. Henry Company
10.6	*	Lease, dated February 27, 1992, between Alamo Development Company and Henry Company
10.7	*	Lease Agreement and Addendum to Lease Agreement dated December 23, 1994, by and between Seaboard Supply Co. and Monsey Products Co.
10.8	*	Warrant Agreement between Henry Company and the Warner W. Henry Living Trust dated as of October 1, 1997
10.9	*	Convertible Preferred Stock Purchase Agreement between Henry Company and Joseph T. Mooney, Jr. dated as of April 22, 1998
10.10	*	Stock Purchase Agreement between Henry Company and Frederick Muhs dated as of April 22, 1998
10.11	*	Henry Company Executive Deferral Plan
10.12	*	Employment and Incentive Agreement between Henry Company, Henry II, Warner Development Company of Texas and Richard B. Gordinier, dated September 30, 1992
10.13	*	Amendment No. 1 to Employment and Incentive Agreement between Henry Company, Henry II, Warner Development Company of Texas and Richard B. Gordinier, dated October 16, 1997
21.1		Subsidiaries of the Registrant

*
Incorporated by reference from Registrant's Statement of Form S-4, filed September 11, 1998 (Registration No. 333-59485).

QuickLinks

TABLE OF CONTENTS
FORWARD LOOKING STATEMENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
HENRY COMPANY INDEX TO EXHIBITS