Form 10-Q
period 2001-03-31
HENRY CO
filed 2001-08-24
CIK 46916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
if Changed Since Last Report.

             Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes  ☐    No  ☒

             Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 2001, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

HENRY COMPANY
FORM 10-Q
TABLE OF CONTENTS
MARCH 31, 2001

Part I.    Financial information

    Item 1.    Financial Statements

HENRY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2000	March 31, 2001
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,046,115	$2,525,344
Trade accounts receivable, net of allowance for doubtful accounts of $2,044,158 and $2,155,472 for 2000 and 2001, respectively	25,253,299	28,006,061
Inventories	18,013,098	18,847,326
Receivables from affiliate	2,123,910	931,380
Notes receivable	763,947	768,066
Prepaid expenses and other current assets	1,492,074	1,437,063
Income tax receivable	133,935	479,516
Deferred income taxes	5,257,223	5,255,326
Total current assets	54,083,601	58,250,082

Property and equipment, net	34,180,641	32,973,911
Cash surrender value of life insurance, net	5,087,384	5,073,519
Intangibles, net	26,820,922	26,011,728
Notes receivable	271,600	272,022
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	2,754,746	4,114,131
Other assets	225,603	274,090
Total assets	$125,287,569	$128,832,555

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$6,143,253	$9,267,504
Accrued expenses	8,990,604	10,241,059
Book overdrafts	4,516,278	4,625,914
Income taxes payable	—	262,185
Deferred income taxes	130,342	130,342
Notes payable, current portion	51,596	52,548
Borrowings under lines of credit	13,454,094	15,933,060
Total current liabilities	33,286,167	40,512,612

Notes payable	464,618	451,119
Environmental reserve	3,301,546	3,282,574
Deferred income taxes	8,063,613	7,908,629
Deferred warranty revenue	2,278,821	2,367,193
Deferred compensation	937,908	814,096
Series B Senior Notes	81,400,000	81,400,000
Total liabilities	129,732,673	136,736,223

Commitments and contingencies
Redeemable convertible preferred stock	1,919,433	1,960,221

Shareholders' equity (deficit):
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,364,308	2,323,520
Cumulative translation adjustment	(497,228)	(973,273)
Accumulated deficit	(12,922,697)	(15,905,216)
Total shareholders' equity (deficit)	(6,364,537)	(9,863,889)
Total liabilities and shareholders' equity (deficit)	$125,287,569	$128,832,555

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2000	2001
Net sales	$41,552,345	$40,008,814
Cost of sales	30,480,271	29,886,514
Gross profit	11,072,074	10,122,300
Operating expenses:
Selling, general and administrative	11,555,726	11,464,280
Amortization of intangibles	638,223	636,978
Operating loss	(1,121,875)	(1,978,958)
Other expense (income):
Interest expense	2,212,145	2,395,132
Interest and other income, net	(55,742)	(60,169)
Loss before benefit for income taxes	(3,278,278)	(4,313,921)
Benefit for income taxes	(885,167)	(1,331,402)
Net loss	($2,393,111)	($2,982,519)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Issued Shares	Amount
Balance, December 31, 2000	227,500	$4,691,080	$2,364,308	($497,228)	($12,922,697)	($6,364,537)
Accretion on redeemable convertible preferred stock	—	—	(40,788)	—	—	(40,788)
Comprehensive loss:
Net loss	—	—	—	—	(2,982,519)	(2,982,519)
Other comprehensive loss:
Change in cumulative translation adjustment	—	—	—	(476,045)	—	(476,045)
Total comprehensive loss	—	—	—	—	—	(3,458,564)
Balance, March 31, 2001	227,500	$4,691,080	$2,323,520	($973,273)	($15,905,216)	($9,863,889)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
(UNAUDITED)

	2000	2001
Cash flows from operating activities:
Net loss	($2,393,111)	($2,982,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,296,555	1,304,576
Provision for doubtful accounts	98,181	111,314
Deferred income taxes	(56,835)	(1,512,472)
Noncompetition and goodwill amortization	638,223	636,978
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(10,731,763)	(2,864,076)
Inventories	(2,301,910)	(834,228)
Receivables from affiliates	(490,661)	1,192,530
Notes receivable	(246)	(4,541)

Other assets	367,255	59,292
Income tax receivable	(607,071)	(345,581)
Accounts payable and accrued expenses	3,672,479	4,617,920
Deferred warranty revenue	217,000	88,372
Deferred compensation	(22,554)	(123,812)
Net cash used in operating activities	(10,314,458)	(656,247)
Cash flows from investing activities:
Capital expenditures	(869,622)	(383,874)
Investment in affiliate	(4,099)	—
Net cash used in investing activities	(873,721)	(383,874)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	9,050,089	2,478,966
Repayments under notes payable agreements	(74,532)	(12,547)
Increase in book overdrafts	3,083,633	109,635
Cash surrender value of life insurance	(149,791)	13,865
Net cash provided by financing activities	11,909,399	2,589,919
Effect of exchange rate changes on cash and cash equivalents	(103,225)	(70,569)
Net increase in cash and cash equivalents	617,995	1,479,229
Cash and cash equivalents, beginning of period	685,044	1,046,115
Cash and cash equivalents, end of period	$1,303,039	$2,525,344

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Interim Financial Statements:

         The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 2000 as included in the Company's Annual Report on Form 10-K. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year.

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

2. Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in the first quarter of 2001. The Company’s adoption of SFAS No. 133 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

         In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on January 1, 2002, the beginning of fiscal year 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on the Company's results of operations and financial position.

3. Inventories:

         Inventories consist of the following:

	December 31, 2000	March 31, 2001
Raw materials	$8,296,980	$8,580,991
Finished goods	9,716,118	10,266,335
	$18,013,098	$18,847,326

4. Property and Equipment:

Property and equipment consists of the following:

	December 31, 2000	March 31, 2001
Buildings	$14,856,607	$14,683,148
Machinery and equipment	27,579,944	26,623,124
Office furniture and equipment	6,953,666	7,695,806
Automotive equipment	1,349,267	1,353,172
Leasehold improvements	2,928,565	2,928,565
Other assets	454,834	486,535
	54,122,883	53,770,350
Less, accumulated depreciation and amortization	(24,582,232)	(25,737,056)
	29,540,651	28,033,294
Land	3,262,550	3,226,526
Construction-in-progress	1,377,440	1,714,091
	$34,180,641	$32,973,911

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

         Long-term debt consists of the following at March 31, 2001:

10.0% Series B Senior Notes due 2008	$81,400,000
Various term notes payable to third parties with interest rates ranging from 6% to 9.25%, maturing from 2001 to 2013	16,436,727
97,836,727
Less, current maturities	(15,985,608)
$81,851,119

         The Company's Senior Notes are guaranteed by all of the Company's United States subsidiaries (the "Subsidiary Guarantors"). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 8 for the Guarantor Condensed Consolidating Financial Statements.

         In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $ 0.6 million, net of income taxes.

         In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions, and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was funded. The replacement facility expires in August 2006 and is collateralized by substantially all of the Company's United States assets. Borrowings on the line of credit will bear interest at the prime rate with an option to borrow based on the LIBOR rate.

The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5%. At March 31, 2001, $3,975,276 was outstanding under this Canadian line.

6. Income Taxes:

             The significant components of the provision (benefit) for income taxes are as follows:

	Three Months Ended March 31, 2000	Three Months Ended March 31, 2001
Current:
Federal	($732,105)	—
State	(129,195)	—
Foreign	70,551	$107,302
	(790,749)	107,302
Deferred:
Federal	(74,158)	(1,215,445)
State	(20,260)	(223,259)
Foreign	—	—
	(94,418)	(1,438,704)
	($885,167)	($1,331,402)

The Company's effective tax rate differs from the federal statutory tax rate for the three months ended March 31, 2001 and 2000 as follows:

	Three Months Ended March 31, 2000	Three Months Ended March 31, 2001
Provision (benefit) for income taxes at the federal statutory tax rate	(34.0%)	(34.0%)
State taxes, net of federal tax benefit	(6.0)	(2.9)
Foreign income taxes in excess of U.S. statutory rate	1.5	0.5
Nondeductible intangibles	9.7	3.1
Other, net	(1.8)	2.5
	(27.0%)	(30.8%)

         Loss before income taxes of the Company's Canadian operations was $364,556 and $475,626 for the three month periods ended March 31, 2001 and 2000 respectively.

7. Related Party Transactions:

         During the three month periods ended March 31, 2001 and 2000, the Company has charged the Henry Wine Group approximately $194,000 for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

8. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

         The Company's United States subsidiary, Kimberton Enterprises, Inc. (the "Guarantor Subsidiary") is an unconditional guarantor, on a full, joint and several basis, of the Company's debt represented by the Senior Notes. The Company's Canadian subsidiaries are not guarantors of the Senior Notes.

         Condensed consolidating financial statements of the Guarantor are combined with the Henry Company and are presented below. Separate financial statements of the Guarantor Subsidiary are not presented and the Guarantor Subsidiary is not filing separate reports under the Exchange Act because the Subsidiary Guarantor has fully and unconditionally guaranteed the Senior Notes on a full, joint and several basis under the guarantees and management has determined that separate financial statements and other disclosures concerning the Guarantor Subsidiary are not material to investors.

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2001
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$2,523,690	$1,654	—	$2,525,344
Accounts receivable, net	24,545,273	3,460,788	—	28,006,061
Inventories	14,801,842	4,045,484	—	18,847,326
Receivables from affiliate	6,366,202	3,349,517	($8,784,339)	931,380
Notes receivable	768,066	—	—	768,066
Prepaid expenses and other current assets	1,321,079	115,984	—	1,437,063
Income tax receivable	—	479,516	—	479,516
Deferred income taxes	5,218,525	36,801	—	5,255,326
Total current assets	55,544,677	11,489,744	(8,784,339)	58,250,082
Property and equipment, net	27,417,163	5,556,748	—	32,973,911
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	5,073,519	—	—	5,073,519
Intangibles, net	23,694,000	2,317,728	—	26,011,728
Notes receivable	272,022	—	—	272,022
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	4,114,131	—	—	4,114,131
Other assets	274,090	—	—	274,090
Total assets	$126,817,403	$19,364,220	($17,349,068)	$128,832,555

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2001
(UNAUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$6,835,323	$2,432,181	—	$9,267,504
Accrued expenses	9,558,849	682,211	—	10,241,059
Book overdrafts	4,043,925	581,989	—	4,625,914
Intercompany payables	3,349,517	5,434,822	($8,784,339)	—
Income taxes payable	—	262,185	—	262,185
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	52,548	—	—	52,548
Borrowings under line of credit	11,957,784	3,975,276	—	15,933,060

Total current liabilities	35,928,287	13,368,664	(8,784,339)	40,512,612

Notes payable	451,119	—	—	451,119
Environmental reserve	3,282,574	—	—	3,282,574
Deferred income taxes	6,321,824	1,586,805	—	7,908,629
Deferred warranty revenue	2,185,064	182,129	—	2,367,193
Deferred compensation	814,096	—	—	814,096
Series B Senior Notes	81,400,000	—	—	81,400,000

Total liabilities	130,382,964	15,137,598	(8,784,339)	136,736,223

Redeemable convertible preferred stock	1,960,221	—	—	1,960,221

Shareholder equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,323,520	—	—	2,323,520
Cumulative translation adjustment	—	(1,561,273)	588,000	(973,273)
Accumulated deficit	(12,540,382)	(1,406,507)	(1,958,327)	(15,905,216)

Total shareholders' equity (deficit)	(5,525,782)	4,226,622	(8,564,729)	(9,863,889)

Total liabilities and shareholders' equity (deficit)	$126,817,403	$19,364,220	($17,349,068)	$128,832,555

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$35,125,741	$7,068,806	($2,185,733)	$40,008,814
Cost of sales	26,489,934	5,582,313	(2,185,733)	29,886,514
Gross profit	8,635,807	1,486,493	—	10,122,300
Operating expenses:
Selling, general and administrative	9,709,826	1,754,454	—	11,464,280
Amortization of intangibles	606,906	30,072	—	636,978
Operating loss	(1,680,925)	(298,033)	—	(1,978,958)
Other expense (income):
Interest expense	2,328,609	66,523	—	2,395,132
Interest and other income, net	(60,169)	—	—	(60,169)
Loss before benefit for income taxes	(3,949,365)	(364,556)	—	(4,313,921)
Provision (benefit) for income taxes	(1,438,704)	107,302	—	(1,331,402)
Net loss	($2,510,661)	($471,858)	—	($2,982,519)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash provided by (used in) operating activities	($162,727)	($493,520)	—	($656,247)
Cash flows from investing activities:
Capital expenditures	(375,351)	(8,523)	—	(383,874)
Net cash used in investing activities	(375,351)	(8,523)	—	(383,874)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	2,139,797	339,169	—	2,478,966
Repayments under notes payable agreements	(12,547)	—	—	(12,547)
Increase (decrease) in book overdrafts	(123,623)	233,258	—	109,635
Cash surrender value of life insurance	13,865	—	—	13,865

Net cash provided by financing activities	2,017,492	572,427	—	2,589,919
Effect of changes in exchange rate on cash and cash equivalents	—	(70,569)	—	(70,569)
Net increase (decrease) in cash and cash equivalents	1,479,414	(185)	—	1,479,229
Cash and cash equivalents, beginning of period	1,044,276	1,839	—	1,046,115
Cash and cash equivalents, end of period	$2,523,690	$1,654	—	$2,525,344

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$1,044,276	$1,839	—	$1,046,115
Accounts receivable, net	22,201,195	3,052,104	—	25,253,299
Inventories, net	14,257,986	3,755,112	—	18,013,098
Receivables from affiliate	7,000,818	2,486,652	$(7,363,560)	2,123,910
Notes receivable	763,947	—	—	763,947
Prepaid expenses and other current assets	1,364,281	127,793	—	1,492,074
Income tax receivable	—	133,935	—	133,935
Deferred income tax	5,218,525	38,698	—	5,257,223

Total current assets	51,851,028	9,596,133	(7,363,560)	54,083,601

Property and equipment, net	28,169,355	6,011,286	—	34,180,641
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	5,087,384	—	—	5,087,384
Intangibles, net	24,353,674	2,467,248	—	26,820,922
Notes receivable	271,600	—	—	271,600
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	2,754,746	—	—	2,754,746
Other	225,603	—	—	225,603

Total assets	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$4,886,168	$1,257,085	—	$6,143,253
Accrued expenses	8,033,860	956,744	—	8,990,604
Book overdrafts	4,167,547	348,731	—	4,516,278
Intercompany payables	2,486,652	4,876,908	$(7,363,560)	—
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	51,596	—	—	51,596
Borrowings under line of credit	9,817,987	3,636,107	—	13,454,094

Total current liabilities	29,574,152	11,075,575	(7,363,560)	33,286,167

Notes payable	464,618	—	—	464,618
Environmental reserve	3,301,546	—	—	3,301,546
Deferred income taxes	6,395,322	1,668,291	—	8,063,613
Deferred warranty revenue	2,122,546	156,275	—	2,278,821
Deferred compensation	937,908	—	—	937,908
Senior notes	81,400,000	—	—	81,400,000

Total liabilities	124,196,092	12,900,141	(7,363,560)	129,732,673

Redeemable convertible preferred stock	1,919,433	—	—	1,919,433
Shareholders’ equity:
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,364,308	—	—	2,364,308
Cumulative translation adjustment	—	(1,085,228)	588,000	(497,228)
Accumulated (deficit) retained earnings	(10,029,722)	(934,648)	(1,958,327)	(12,922,697)

Total shareholders’ equity (deficit)	(2,974,334)	5,174,526	(8,564,729)	(6,364,537)

Total liabilities and shareholders’ equity (deficit)	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$37,039,599	$6,894,768	$(2,382,022)	$41,552,345
Cost of sales	27,451,139	5,442,606	(2,413,474)	30,480,271

Gross profit	9,588,460	1,452,162	31,452	11,072,074
Operating expenses:
Selling, general and administrative	9,675,210	1,849,064	31,452	11,555,726
Amortization of intangibles	607,014	31,209	—	638,223

Operating loss	(693,764)	(428,111)	—	(1,121,875)
Other expense (income):
Interest expense	2,164,630	47,515	—	2,212,145
Interest and other income, net	(55,742)	—	—	(55,742)

Loss before benefit for income taxes	(2,802,652)	(475,626)	—	(3,278,278)
Provision (benefit) for income taxes	(955,718)	70,551	—	(885,167)

Net loss	$(1,846,934)	$(546,177)	—	$(2,393,111)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash used in operating activities	$(10,043,198)	$(271,260)	—	$(10,314,458)

Cash flows from investing activities:
Capital expenditures	(505,145)	(364,477)	—	(869,622)
Investment in affiliate	(4,099)	—	—	(4,099)

Net cash used in investing activities	(509,244)	(364,477)	—	(873,721)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	7,334,339	1,715,750	—	9,050,089
Repayments under notes payable agreements	(20,179)	(54,353)	—	(74,532)
Increase in cash surrender value of life insurance	(149,791)	—	—	(149,791)
Increase in book overdrafts	3,083,633	—	—	3,083,633

Net cash provided by financing activities	10,248,002	1,661,397	—	11,909,399

Effect of changes in exchange rate on cash and cash equivalents	—	(103,225)	—	(103,225)

Net increase (decrease) in cash and cash equivalents	(304,440)	922,435	—	617,995

Cash and cash equivalents, beginning of period	683,138	1,906	—	685,044

Cash and cash equivalents, end of period	$378,698	$924,341	—	$1,303,039

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

         The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

         General

         The Company manages its business through two reportable segments or primary business units with separate management teams, infrastructures, marketing strategies and customers. The Company's reportable segments are: the Henry Building Products Division, which develops, manufactures and markets roof and driveway coatings and paving products, industrial emulsions, air barriers, and specialty products; and the Resin Technology Division, which develops, manufactures and sells polyurethane foam for roofing and commercial construction. The Company evaluates the performance of its operating segments based on net sales, gross profit and operating income. Intersegment sales and transfers are not significant.

         Summarized financial information concerning the Company's reportable segments is shown below.

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000

	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total

Net sales	$35,861,641	$4,147,173	$40,008,814	$37,085,026	$4,467,319	$41,552,345
Gross profit	9,338,960	783,340	10,122,300	10,277,541	794,533	11,072,074
Operating income (loss)	(1,843,245)	(137,713)	(1,978,958)	(1,153,749)	31,874	(1,121,875)
Depreciation and amortization	1,892,988	48,566	1,941,554	1,900,015	34,763	1,934,778
Total assets	115,876,504	12,956,051	128,832,555	116,434,540	12,425,946	128,860,486
Capital expenditures	357,162	26,712	383,874	832,873	36,749	869,622

         The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for the three month periods ended March 31, 2001 and 2000 are as follows:

	Net Sales		Long-lived Assets
	March 31, 2001	March 31, 2000	March 31, 2001	March 31, 2000
United States	$32,940,008	$34,657,577	$61,392,718	$63,141,528
Canada	7,068,806	6,894,768	7,874,476	9,059,257
Total	$40,008,814	$41,552,345	$69,267,194	$72,200,785

Results of Operations

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended March 31 ($ in millions)
	2000	% of sales	2001	% of sales
Net sales	$41.6	100.0%	$40.0	100.0%
Cost of sales	30.5	73.3%	29.9	74.7%
Gross Profit	11.1	26.7%	10.1	25.3%
Operating expenses:
Selling, general and administrative	11.6	27.9%	11.5	28.8%
Amortization of intangibles	0.6	1.4%	0.6	1.5%
Operating loss	(1.1)	(2.6)%	(2.0)	(5.0%)
Interest expense	2.2	5.3%	2.4	6.0%
Interest and other income, net	—	—	(0.1)	(0.2%)
Loss before (benefit) for income taxes	(3.3)	(7.9%)	(4.3)	(10.8%)
Benefit for income taxes	(0.9)	(2.2%)	(1.3)	(3.3%)
Net loss	($2.4)	(5.7%)	($3.0)	(7.5%)

FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE
MONTHS ENDED MARCH 31, 2000

NET SALES. The Company's net sales decreased to $40.0 million for the three months ended March 31, 2001, a decrease of $1.6 million, or 3.8%, from $41.6 million for the three months ended March 31, 2000. The decrease was primarily due to a stronger than normal winter in certain parts of the United States depressing Company sales in those major markets.

GROSS PROFIT. The Company's gross profit decreased to $10.1 million for the three months ended March 31, 2001, a decrease of $1.0 million, or 9.0%, from $11.1 million for the three months ended March 31, 2000. Gross profit as a percentage of net sales decreased to 25.3% for the three months ended March 31, 2001 from 26.7% for the three months ended March 31, 2000. The decrease was due to increased raw material prices primarily related to petroleum based products and increased utility costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $11.5 million for the three months ended March 31, 2001, a decrease of $0.1 million, or 0.9%, from $11.6 million for the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of sales increased to 28.8% for the three months ended March 31, 2001 from 27.9% for the three months ended March 31, 2000. The decrease of $0.1 million was primarily due to a decrease of selling and general and administrative expenses associated with the Company's cost reduction plan.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles remained static at $0.6 million for the three months ended March 31, 2001 and 2000. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition on Monsey Bakor in 1998.

OPERATING LOSS. The Company's operating loss increased to $2.0 million for the three months ended March 31, 2001, an increase of $0.9 million, or 81.8%, from a loss of $1.1 million for the three months ended March 31, 2000. The decrease of $0.9 million was primarily attributable to lower sales, higher raw material prices, higher utility costs and severe winter weather in certain parts of the eastern United States.

INTEREST EXPENSE. Interest expense increased to $2.4 million for the three months ended March 31, 2001, an increase of $0.2 million, or 9.1%, from $2.2 million for the three months ended March 31, 2000. The increase was primarily due to additional working capital borrowings required to support the operating expenses of the Company.

BENEFIT FOR INCOME TAXES. The benefit for income taxes increased to $1.3 million for the three months ended March 31, 2001, or 44.4%, from a benefit for income taxes of $0.9 million for the three months ended March 31, 2000. The increase is primarily related to the Company's increased operating loss for the three months ended March 31, 2001.

NET LOSS.  The net loss increased to $3.0 million for the three months  ended March 31, 2001, a decrease of $0.6 million, or 25.0% from a loss of $2.4 million for the three  months ended March 31, 2000. The decrease was primarily due to decreased sales, higher raw material costs and other factors discussed above.

Liquidity and Capital Resources

         The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions, and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was funded. The facility expires in August 2006 and is collateralized by substantially all of the Company's United States assets. Borrowings on the line of credit will bear interest at the prime rate with an option to borrow based on the LIBOR rate. The Company also maintains a credit line with a Canadian bank. Balances outstanding under this line were $4.0 million at March 31, 2001.

Cash flows for the Three Months Ended March 31, 2001 Compared to The Three Months Ended March 31, 2000

         The Company's net cash used in operations were ($0.7) million and ($10.3) million for the three months ended March 31, 2001 and 2000, respectively. The decrease in cash flows used by operations from March 31, 2000 to March 31, 2001 of $9.6 million was primarily attributable to decreased cash used in accounts receivables and inventories.  Cash flows used in investing activities were ($0.4) million and ($0.9) million for the three months ended  March 31, 2001 and 2000, respectively. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures of $0.5 million.  Cash from financing activities during the three months ended March 31, 2001 and the three months ended March 31, 2000 was $2.6 million and $11.9 million, respectively. The decrease of $9.3 million from the three months ended March 31, 2000 to the three months ended March 31, 2001 was primarily due decreased borrowings under the line of credit agreement.

         The Company believes that available cash and cash equivalents, cash generated from operations and available borrowings under the credit facility will be sufficient to finance working capital, capital expenditures, and scheduled principal and interest payments for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company's anticipated working capital, and capital expenditure requirements or that the Company will not require additional financing within this time frame.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in the first quarter of 2001. The Company's adoption of SFAS No. 133 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

         In July 2001, the FASB issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets". SFAS No. 141 replaces APB 16  and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recoginition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impared.  SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 on January 1, 2002, the beginning of fiscal year 2002.  In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on the Company's results of operations and financial position.

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

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the notes to the Company's December 31, 2000 audited financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-K.

Part Ii.    Other Information

      ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Election of Directors

            The board of directors, consisting of Messrs. Warner W. Henry, Terrill M. Gloege, Frederick H. Muhs, Paul H. Beemer, Jeffrey A. Wahba, Donald M. Ford, Joseph A. Mooney, Jr. and Mrs. Carol F. Henry, was re-elected in its entirety to serve as directors until the next annual meeting of shareholders or until otherwise replaced. One hundred percent (100%) of the votes cast by the shareholders were voted in favor of the reelection of each director.

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                 (a)      Exhibits

          The registrant has filed herewith the following exhibits:

          (b)  Reports on Form 8-K

          The following reports on Form 8-K were filed during the quarterly period ended March 31, 2001:

          None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2001	HENRY COMPANY

	/s/	Jeffrey A. Wahba

	By:	JEFFREY A. WAHBA
	Its:	Vice President, Secretary
and Chief Financial Officer