Form 10-Q
period 2001-06-30
HENRY CO
filed 2001-08-24
CIK 46916

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from __________ to __________.

Commission file number 333-59485

HENRY COMPANY (Exact Name of Registrant as Specific in Its Charter

California	95-3618402

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2911 Slauson Avenue, Huntington Park, California	90255

(Address of Principal Executive Offices)	(Zip Code)

(323) 583-5000
Registrant's Telephone Number, Including Area Code

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

HENRY COMPANY
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2001

Part I. Financial Information

             Item 1.  Financial Statements

HENRY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2000	2001

		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,046,115	$766,637
Trade accounts receivable, net of allowance for doubtful accounts of $2,044,158 and $2,570,500 for 2000 and 2001, respectively	25,253,299	33,398,601
Inventories	18,013,098	18,571,686
Receivables from affiliate	2,123,910	1,205,345
Notes receivable	763,947	775,675
Prepaid expenses and other current assets	1,492,074	1,587,589
Income tax receivable	133,935	314,091
Deferred income taxes	5,257,223	5,256,817

Total current assets	54,083,601	61,876,441

Property and equipment, net	34,180,641	32,118,663
Cash surrender value of life insurance, net	5,087,384	3,127,790
Intangibles, net	26,820,922	25,521,493
Notes receivable	271,600	266,501
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	2,754,746	4,680,934
Other	225,603	221,295

Total assets	$125,287,569	$129,676,189

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$6,143,253	$8,602,697
Accrued expenses	8,990,604	9,882,443
Book overdrafts	4,516,278	4,132,383
Income taxes payable	—	262,711
Deferred income taxes	130,342	130,342
Notes payable, current portion	51,596	56,193
Borrowings under lines of credit	13,454,094	19,335,481

Total current liabilities	33,286,167	42,402,250

Notes payable	464,618	434,694
Environmental reserve	3,301,546	3,272,635
Deferred income taxes	8,063,613	7,899,403
Deferred warranty revenue	2,278,821	2,417,223
Deferred compensation	937,908	798,179
Series B Senior Notes	81,400,000	81,400,000

Total liabilities	129,732,673	138,624,384

Commitments and contingencies

Redeemable convertible preferred stock	1,919,433	2,001,021

Shareholders' equity (deficit):
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,364,308	2,282,720
Cumulative translation adjustment	(497,228)	(578,964)
Accumulated deficit	(12,922,697)	(17,344,052)

Total shareholders' deficit	(6,364,537)	(10,949,216)

Total liabilities and shareholders' equity (deficit)	$125,287,569	$129,676,189

                        The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	2001	2000	2001

Net sales	$51,540,724	$54,045,465	$93,093,069	$94,054,279
Cost of sales	38,795,828	39,251,425	69,276,099	69,137,939

Gross profit	12,744,896	14,794,040	23,816,970	24,916,340

Operating expenses:
Selling, general and administrative	12,933,257	13,296,148	24,488,983	24,760,428
Amortization of intangibles	635,187	635,460	1,273,410	1,272,438

Operating income (loss)	(823,548)	862,432	(1,945,423)	(1,116,526)
Other expense (income):
Interest expense	2,504,624	2,581,707	4,716,769	4,976,839
Interest and other income, net	(58,584)	(46,683)	(114,326)	(106,852)

Loss before benefit for income taxes	(3,269,588)	(1,672,592)	(6,547,866)	(5,986,513)
Benefit for income taxes	(897,391)	(233,756)	(1,782,558)	(1,565,158)

Net loss	$(2,372,197)	$(1,438,836)	$(4,765,308)	$(4,421,355)

             The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock
				Cumulative
	Issued		Additional	Translation	Accumulated
	Shares	Amount	Paid-in Capital	Adjustment	Deficit	Total

Balance, December 31, 2000	227,500	$4,691,080	$2,364,308	$(497,228)	$(12,922,697)	$(6,364,537)
Accretion on redeemable convertible preferred stock	—	—	(81,588)	—	—	(81,588)
Comprehensive loss:
Net loss	—	—	—	—	(4,421,355)	(4,421,355)
Other comprehensive loss
Change in cumulative translation adjustment	—	—	—	(81,736)	—	(81,736)

Total comprehensive loss	—	—	—	—	—	(4,503,091)

Balance, June 30, 2001	227,500	$4,691,080	$2,282,720	$(578,964)	$(17,344,052)	$(10,949,216)

             The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
(UNAUDITED)

	2000	2001

Cash flows from operating activities:
Net loss	$(4,765,308)	$(4,421,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,511,504	2,609,256
Provision for doubtful accounts	127,417	526,342
Deferred income taxes	(289,224)	(2,089,992)
Noncompetition and goodwill amortization	1,276,333	1,274,174
Loss on disposal of property and equipment and other assets	221,045	-
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(12,421,088)	(8,671,644)
Inventories	(4,640,868)	(558,588)
Receivables from affiliates	(238,534)	918,565
Notes receivable	(10,873)	(6,629)
Other assets	(7,604)	(91,207)
Income tax receivable	(1,514,500)	(180,156)
Accounts payable and accrued expenses	2,929,202	3,585,084
Deferred warranty revenue	219,448	138,402
Deferred compensation	(44,647)	(139,729)

Net cash used in operating activities	(16,647,697)	(7,107,477)

Cash flows from investing activities:
Capital expenditures	(1,246,162)	(606,012)
Proceeds from the disposal of property and equipment	15,955	-
Investment in affiliate	4,643	-

Net cash used in investing activities	(1,225,564)	(606,012)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	16,030,559	5,881,387
Repayments under notes payable agreements	(140,911)	(29,924)
Borrowings under notes payable agreements	34,491	4,597
Increase (decrease) in book overdrafts	2,998,150	(383,896)
Cash surrender value of life insurance	(258,532)	1,959,594

Net cash provided by financing activities	18,663,757	7,431,758

Effect of exchange rate changes on cash and cash equivalents	(127,306)	2,253

Net increase (decrease) in cash and cash equivalents	663,190	(279,478)

Cash and cash equivalents, beginning of period	685,044	1,046,115

Cash and cash equivalents, end of period	$1,348,234	$766,637

             The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Interim Financial Statements:

             The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 2000 as included in the Company's Annual Report on Form 10-K. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year.

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

2. Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company adopted SFAS No. 133 in the first quarter of 2001. The Company’s adoption of SFAS No. 133 did not have a significant impact on the Company's financial position, results of operations, or cash flows.

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

3. Inventories:

             Inventories consist of the following:

	December 31,	June 30,
	2000	2001

Raw materials	$8,296,980	$7,981,841
Finished goods	9,716,118	10,589,845

	$18,013,098	$18,571,686

4. Property and Equipment:

Property and equipment consists of the following:

	December 31,	June 30,
	2000	2001

Buildings	$14,856,607	$14,818,645
Machinery and equipment	27,579,944	27,744,820
Office furniture and equipment	6,953,666	6,984,883
Automotive equipment	1,349,267	1,353,172
Leasehold improvements	2,928,565	2,929,263
Other assets	454,834	486,535

	54,122,883	54,317,318
Less, accumulated depreciation and
amortization	(24,582,232)	(27,157,743)

	29,540,651	27,159,575

Land	3,262,550	3,254,839
Construction-in-progress	1,377,440	1,704,249

	$34,180,641	$32,118,663

5. Long-term Debt and Credit Facilities:

             In April 1998, the Company privately issued and sold $85,000,000 of Series B Senior Notes (the "Senior Notes") due in 2008. Interest on the Senior Notes is payable semi-annually at 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Henry Company bank debt, (ii) retire existing Henry Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor's then-existing bank debt with (v) the remainder providing additional working capital.

             Long-term debt consists of the following at June 30, 2001:

10.0% Series B Senior Notes due 2008	$81,400,000
Various term notes payable to third parties with interest rates ranging from 6% to 9.25%, maturing from 2001 to 2013	19,826,368

101,226,368
Less, current maturities	19,391,674

$81,834,694

             The Company's Senior Notes are guaranteed by the Company's United States subsidiary (the "Subsidiary Guarantor"). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 8 for the Guarantor Condensed Consolidating Financial Statements.

             In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $0.6 million, net of income taxes.

             In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions, and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan.  Upon closing, $3.5 million of the term loan was funded.  The replacement credit facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The prime rate was 6.75% at June 30, 2001. The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5%. At June 30, 2001, $2,718,374 was outstanding under this Canadian line.

6. Income Taxes:

             The significant components of the provision (benefit) for income taxes are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2000	June 30, 2001

Current:
Federal	$(1,578,400)	—
State	(278,500)	—
Foreign	$271,971	$485,811

	(1,584,929)	485,811

Deferred:
Federal	(155,201)	(1,730,376)
State	(42,428)	(320,593)
Foreign	—	—

	(197,629)	(2,050,969)

	$(1,782,558)	$(1,565,158)

The Company's effective tax rate differs from the federal statutory tax rate for and the six month periods ended June 30, 2001 and 2000 as follows:

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2000	2001

Provision (benefit) for income taxes at the federal statutory tax rate	(34.0%)	(34.0%)
State taxes, net of federal tax benefit	(6.0)	(3.0)
Foreign income taxes in excess of U.S. statutory rate	4.2	1.0
Nondeductible intangibles	9.7	5.0
Nondeductible life insurance	—	1.0
Other, net	(1.1)	3.9

	(27.2%)	(26.1%)

             Loss before income taxes of the Company's Canadian operations was $67,810 and $606,632 for the six month periods ended June 30, 2001 and 2000, respectively.

7. Related Party Transactions:

             During the six month periods ended June 30, 2001 and 2000, the Company has charged the Henry Wine Group approximately $387,500 each period for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2001
(UNAUDITED)

	Henry Company
	(Parent
	Corporation)		Consolidated
	And Guarantor	Nonguarantor	Elimination	Consolidated
	Subsidiary	Subsidiaries	Entries	Total

ASSETS:
Current assets:
Cash and cash equivalents	$764,502	$2,135	—	$766,637
Accounts receivable, net	28,388,022	5,010,579	—	33,398,601
Inventories	13,755,170	4,816,516	—	18,571,686
Receivables from affiliate	7,084,013	1,552,244	$(7,430,912)	1,205,345
Notes receivable	775,675	—	—	775,675
Prepaid expenses and other current assets	1,496,312	91,277	—	1,587,589
Income tax receivable	—	314,091	—	314,091
Deferred income taxes	5,218,525	38,292	—	5,256,817

Total current assets	57,482,219	11,825,134	(7,430,912)	61,876,441

Property and equipment, net	26,431,009	5,687,654	—	32,118,663
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,127,790	—	—	3,127,790
Intangibles, net	23,139,644	2,381,849	—	25,521,493
Notes receivable	266,501	—	—	266,501
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	4,680,934	—	—	4,680,934
Other assets	221,295	—	—	221,295

Total assets	$125,777,193	$19,894,637	$(15,995,641)	$129,676,189

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2001
(UNAUDITED)

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):

Current liabilities:
Accounts payable	$4,860,945	$3,741,752	—	$8,602,697
Accrued expenses	9,035,901	846,542	—	9,882,443
Book overdrafts	4,092,018	40,365	—	4,132,383
Intercompany payables	1,552,244	5,878,668	$(7,430,912)	—
Income taxes payable	—	262,711	—	262,711
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	56,193	—	—	56,193
Borrowings under line of credit	16,617,107	2,718,374	—	19,335,481

Total current liabilities:	36,344,750	13,488,412	(7,430,912)	42,402,250
Notes payable	434,694	—	—	434,694
Environmental reserve	3,272,635	—	—	3,272,635
Deferred income taxes	6,248,326	1,651,077	—	7,899,403
Deferred warranty revenue	2,201,243	215,980	—	2,417,223
Deferred compensation	798,179	—	—	798,179
Series B Senior Notes	81,400,000	—	—	81,400,000

Total liabilities	130,699,827	15,355,469	(7,430,912)	138,624,384

Redeemable convertible preferred stock	2,001,021	—	—	2,001,021
Shareholder equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-incapital	2,282,720	—	—	2,282,720
Cumulative translation adjustment	—	(1,166,964)	588,000	(578,964)
Accumulated deficit	(13,897,455)	(1,488,270)	(1,958,327)	(17,344,052)

Total shareholders' equity (deficit)	(6,923,655)	4,539,168	(8,564,729)	(10,949,216)

Total liabilities and shareholders' equity (deficit)	$125,777,193	$19,894,637	$(15,995,641)	$129,676,189

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	Henry Company
	(Parent
	Corporation)		Consolidated
	And Guarantor	Nonguarantor	Elimination	Consolidated
	Subsidiary	Subsidiaries	Entries	Total

Net sales	$81,805,789	$16,919,487	$(4,670,997)	$94,054,279
Cost of sales	60,746,222	13,062,714	(4,670,997)	69,137,939

Gross profit	21,059,567	3,856,773	—	24,916,340
Operating expenses:
Selling, general and administrative	21,037,347	3,723,081	—	24,760,428
Amortization of intangibles	1,212,294	60,144	—	1,272,438

Operating income(loss)	(1,190,074)	73,548	—	(1,116,526)
Other expense (income):
Interest expense	4,835,481	141,358	—	4,976,839
Interest and other income, net	(106,852)	—	—	(106,852)

Loss before benefit for income taxes	(5,918,703)	(67,810)	—	(5,986,513)
Provision (benefit) for income taxes	(2,050,969)	485,811	—	(1,565,158)

Net loss	$(3,867,734)	$(553,621)	—	$(4,421,355)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$46,680,048	$9,850,681	$(2,485,264)	$54,045,465
Cost of sales	34,276,742	7,480,401	(2,505,718)	39,251,425

Gross profit	12,403,306	2,370,280	20,454	14,794,040
Operating expenses:
Selling, general and administrative	11,307,067	1,968,627	20,454	13,296,148
Amortization of intangibles	605,388	30,072	0	635,460

Operating income	490,851	371,581	0	862,432

Other expense (income):
Interest expense	2,506,872	74,835	0	2,581,707
Interest and other income, net	(46,683)	0	0	(46,683)

Income (loss) before provision (benefit) for income taxes	(1,969,338)	296,746	0	(1,672,592)
Provision (benefit) for income taxes	(612,265)	378,509	-	(233,756)

Net loss	$(1,357,073)	$(81,763)	$0	$(1,438,836)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	Henry Company
	(Parent
	Corporation)		Consolidated
	And Guarantor	Nonguarantor	Elimination	Consolidated
	Subsidiary	Subsidiaries	Entries	Total

Net cash provided by (used in) operating activities	($8,404,650)	$1,297,173	—	($7,107,477)

Cash flows from investing activities:
Capital expenditures	(532,981)	(73,031)	—	(606,012)

Net cash used in investing activities	(532,981)	(73,031)	—	(606,012)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	6,799,120	(917,733)	—	5,881,387
Repayments under notes payable agreements	(29,924)	—	—	(29,924)
Borrowings under notes payable agreements	4,597			4,597
Decrease in book overdrafts	(75,530)	(308,366)	—	(383,896)
Cash surrender value of life insurance	1,959,594	—	—	1,959,594

Net cash provided by (used in) financing activities	8,657,857	(1,226,099)	—	7,431,758

Effect of changes in exchange rate on cash and cash equivalents	—	2,253	—	2,253

Net increase (decrease) in cash and cash equivalents	(279,774)	296	—	(279,478)
Cash and cash equivalents, beginning of period.	1,044,276	1,839	—	1,046,115

Cash and cash equivalents, end of period	$764,502	$2,135	—	$766,637

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000

	Henry Company
	(Parent
	Corporation) and		Consolidated
	Guarantor	Nonguarantor	Elimination	Consolidated
	Subsidiaries	Subsidiaries	Entries	Total

ASSETS:
Current assets:
Cash and cash equivalents	$1,044,276	$1,839	—	$1,046,115
Accounts receivable, net	22,201,195	3,052,104	—	25,253,299
Inventories, net	14,257,986	3,755,112	—	18,013,098
Receivables from affiliate	7,000,818	2,486,652	$(7,363,560)	2,123,910
Notes receivable	763,947	—	—	763,947
Prepaid expenses and other current assets	1,364,281	127,793	—	1,492,074
Income tax receivable	—	133,935	—	133,935
Deferred income taxes	5,218,525	38,698	—	5,257,223

Total current assets	51,851,028	9,596,133	(7,363,560)	54,083,601
Property and equipment, net	28,169,355	6,011,286	—	34,180,641
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	5,087,384	—	—	5,087,384
Intangibles, net	24,353,674	2,467,248	—	26,820,922
Notes receivable	271,600	—	—	271,600
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	2,754,746	—	—	2,754,746
Other assets	225,603	—	—	225,603

Total assets	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2000

LIABILITIES AND
SHAREHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$4,886,168	$1,257,085	—	$6,143,253
Accrued expenses	8,033,860	956,744	—	8,990,604
Book overdrafts	4,167,547	348,731	—	4,516,278
Intercompany payables	2,486,652	4,876,908	$(7,363,560)	—
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	51,596	—	—	51,596
Borrowings under line of credit	9,817,987	3,636,107	—	13,454,094

Total current liabilities	29,574,152	11,075,575	(7,363,560)	33,286,167
Notes payable	464,618	—	—	464,618
Environmental reserve	3,301,546	—	—	3,301,546
Deferred income taxes	6,395,322	1,668,291	—	8,063,613
Deferred warranty revenue	2,122,546	156,275	—	2,278,821
Deferred compensation	937,908	—	—	937,908
Senior notes	81,400,000	—	—	81,400,000

Total liabilities	124,196,092	12,900,141	(7,363,560)	129,732,673

Redeemable convertible preferred stock	1,919,433	—	—	1,919,433
Shareholders' equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,364,308	—	—	2,364,308
Cumulative translation adjustment	—	(1,085,228)	588,000	(497,228)
Accumulated deficit	(10,029,722)	(934,648)	(1,958,327)	(12,922,697)

Total shareholders' equity (deficit)	(2,974,334)	5,174,526	(8,564,729)	(6,364,537)

Total liabilities and shareholders' equity (deficit)	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

	Henry Company
	(Parent
	Corporation)		Consolidated
	And Guarantor	Nonguarantor	Elimination	Consolidated
	Subsidiary	Subsidiaries	Entries	Total

Net sales	$ 81,699,070	$ 16,045,125	($4,651,126)	$ 93,093,069
Cost of sales	61,381,918	12,608,211	(4,714,030)	69,276,099

Gross profit	20,317,152	3,436,914	62,904	23,816,970
Operating expenses:
Selling, general and administrative	20,563,030	3,863,049	62,904	24,488,983
Amortization of intangibles	1,210,992	62,418	—	1,273,410

Operating loss	(1,456,870)	(488,553)	—	(1,945,423)
Other expense (income):
Interest expense	4,598,690	118,079	—	4,716,769
Interest and other income, net	(114,326)	—	—	(114,326)

Loss before benefit for income taxes	(5,941,234)	(606,632)	—	(6,547,866)
Provision (benefit) for income taxes	(2,054,529)	271,971	—	(1,782,558)

Net loss	($3,886,705)	($878,603)	—	($4,765,308)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$44,659,471	$9,150,357	$(2,269,104)	$51,540,724
Cost of sales	33,930,779	7,165,605	(2,300,556)	38,795,828

Gross profit	10,728,692	1,984,752	31,452	12,744,896
Operating expenses:
Selling, general and administrative	10,887,820	2,013,985	31,452	12,933,257
Amortization of intangibles	603,978	31,209	0	635,187

Operating loss	(763,106)	(60,442)	0	(823,548)

Other expense (income):
Interest expense	2,434,060	70,564	0	2,504,624
Interest and other income, net	(58,584)	0	0	(58,584)

Loss before provision (benefit) for income taxes	(3,138,582)	(131,006)	0	(3,269,588)
Provision (benefit) for income taxes	(1,098,811)	201,420	-	(897,391)

Net loss	$(2,039,771)	$(332,426)	$0	$(2,372,197)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000
(UNAUDITED)

	Henry Company
	(Parent
	Corporation)		Consolidated
	And Guarantor	Nonguarantor	Elimination	Consolidated
	Subsidiary	Subsidiaries	Entries	Total

Net cash used in operating activities	($14,517,659)	($2,130,038)	—	($16,647,697)

Cash flows from investing activites:
Capital expenditures	(882,748)	(363,414)	—	(1,246,162)
Proceeds from the disposal of property and equipment	15,955	—	—	15,955
Investment in affiliate	4,643	—	—	4,643

Net cash used in investing activities	(862,150)	(363,414)	—	(1,225,564)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	13,656,719	2,373,840	—	16,030,559
Repayments under notes payable agreements	(86,558)	(54,353)	—	(140,911)
Borrowings under notes payable agreements	34,491	—	—	34,491
Increase in book overdrafts	2,696,924	301,226	—	2,998,150
Cash surrender value of life insurance	(258,532)	—	—	(258,532)

Net cash provided by financing activities	16,043,044	2,620,713	—	18,663,757
Effect of changes in exchange rate on cash and cash equivalents	—	(127,306)	—	(127,306)

Net increase (decrease) in cash and cash equivalents	663,235	(45)	—	663,190
Cash and cash equivalents, beginning of period	683,138	1,906	—	685,044

Cash and cash equivalents, end of period	$1,346,373	$1,861	—	$1,348,234

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

             The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001 of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

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

             Summarized financial information concerning the Company's reportable segments is shown below.

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000

	Henry			Henry
	Building	Resin		Building	Resin
	Products	Technology		Products	Technology
	Division	Division	Total	Division	Division	Total

Net sales	$83,501,136	$10,553,143	$94,054,279	$82,672,714	$10,420,355	$93,093,069
Gross profit	23,022,644	1,893,696	24,916,340	21,985,801	1,831,169	23,816,970
Operating income (loss)	(1,139,249)	22,723	(1,116,526)	(2,376,533)	431,110	(1,945,4253)
Depreciation and amortization	3,785,770	97,660	3,883,430	3,703,725	84,112	3,787,837
Total assets	116,656,802	13,019,387	129,676,189	118,003,934	14,332,167	132,336,101
Capital expenditures	552,027	53,985	606,012	1,190,075	56,087	1,246,162

             The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for the six month period ended June 30, 2001 and 2000 are as follows:

			Long-lived	Long-lived
	Net Sales	Net Sales	Assets	Assets
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

United States	$77,134,792	$77,047,944	$57,858,630	$61,731,382
Canada	16,919,487	16,045,125	8,069,503	8,751,138

Total	$94,054,279	$93,093,069	$65,928,133	$70,482,520

Results of Operations

              SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended June 30				Six Months Ended June 30
	($ in millions)				($ in millions)

	2000	% of sales	2001	% of sales	2000	% of sales	2001	% of sales

Net sales	$51.5	100.0%	$54.1	100.0%	$93.1	100.0%	$94.1	100.0%
Cost of sales	38.8	75.3%	39.3	72.6%	69.3	74.4%	69.1	73.4%

Gross Profit	12.7	24.7%	14.8	27.4%	23.8	25.6%	25.0	26.6%

Operating expenses:
Selling, general and administrative	12.9	25.0%	13.3	24.6%	24.5	26.3%	24.8	26.4%
Amortization of intangibles	0.6	1.2%	0.6	1.1%	1.3	1.4%	1.3	1.4%

Operating income(loss)	(0.8)	(1.5%)	0.9	(1.7%)	(2.0)	(2.1%)	(1.1)	(1.2%)

Interest expense	2.5	4.9%	2.6	4.8%	4.7	5.0%	5.0	5.3%
Interest and other income, net	—	—%	(.1)	(.1%)	(.1)	(.1%)	(.1)	(.1%)
Loss before benefit for income taxes	(3.3)	(6.4%)	(1.6)	(3.0%)	(6.6)	(7.1%)	(6.0)	(6.4%)
Benefit for income taxes	(0.9)	(1.7%)	(0.2)	(0.4%)	(1.8)	(1.9%)	(1.6)	(1.7%)

Net loss	($2.4)	(4.7%)	($1.4)	(2.6%)	($4.8)	(5.2%)	($4.4)	(4.7%)

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 2000

NET SALES. The Company's net sales increased to $54.1 million for the three months ended June 30, 2001, an increase of $2.6 million, or 5.0%, from $51.5 million for the three months ended June 30, 2000. The increase was primarily due to the implementation of price increases on solvent-based products associated with the increased cost of petroleum-based raw materials.

GROSS PROFIT. The Company's gross profit increased to $14.8 million for the three months ended June 30, 2001, an increase of $2.1 million, or 16.5%, from $12.7 million for the three months ended June 30, 2000. Gross profit as a percentage of net sales increased to 27.4% for the three months ended June 30, 2001 from 24.7% for the three months ended June 30, 2000. The increase was due to price increases on solvent-based products and improved cost containment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $13.3 million for the three months ended June 30, 2001, a increase of $0.4 million, or 3.1%, from $12.9 million for the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of sales decreased to 24.6% for the three months ended June 30, 2001 from 25.0% for the three months ended June 30, 2000. The increase of $0.4 million was primarily due to a higher level of sales activity, offset by savings realized from the Company’s cost reduction plan.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles remained static at $0.6 million for both the three months ended June 30, 2001 and 2000. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME (LOSS). The Company's operating income increased $0.9 million for the three month period ended June 30, 2001, an increase of $1.7 million, or 212.5%, from a loss of $0.8 million for the three months ended June 30, 2000. The increase of $1.7 million was primarily attributable to higher sales, price increases on solvent-based products, and the benefits of the Company’s cost reduction plan.

INTEREST EXPENSE. Interest expense increased to $2.6 million for the three months ended June 30, 2001, an increase of $0.1 million, or 4.0%, from $2.5 million for the three months ended June 30, 2000. The increase was primarily due to additional working capital borrowings required to support the operating expenses of the Company.

BENEFIT FOR INCOME TAXES. The benefit for income taxes decreased to $0.2 million for the three months ended June 30, 2001, or 77.8%, from a benefit for income taxes of $0.9 million for the three months ended June 30, 2000. The decrease is primarily related to the Company's increased operating income for the three months ended June 30, 2001.

NET LOSS.  The net loss decreased to $1.4 million for the three months ended June 30, 2001, a decrease of $1.0 million, or 41.7% from a loss of $2.4 million for the three months ended June 30, 2000. The decrease was primarily due to increased sales and other factors discussed above.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX
MONTHS ENDED JUNE 30, 2000

NET SALES. The Company's net sales increased to $94.1 million for the six months ended June 30, 2001, an increase of $1.0 million, or 1.1%, from $93.1 million for the six months ended June 30, 2000. The increase was primarily due to price increases on solvent-based products associated with increased costs of petroleum-based raw materials.

GROSS PROFIT. The Company's gross profit increased to $25 million for the six months ended June 30, 2001, an increase of $1.2 million, or 5%, from $23.8 million for the six months ended June 30, 2000. Gross profit as a percentage of net sales increased to 26.6% for the six months ended June 30, 2001 from 25.6% for the six months ended June 30, 2000. The increase was due to price increases on solvent-based products and improved cost containment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $24.8 million for the six months ended June 30, 2001, an increase of $0.3 million, or 1.2%, from $24.5 million for the six months ended June 30, 2000. Selling, general and administrative expenses as a percentage of sales increased to 26.4% for the six months ended June 30, 2001 from 26.3% for the six months ended June 30, 2000. The increase of $0.3 million was primarily due to a higher level of sales activity and the Company’s continued support of its national brand strategy.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles remained static at $1.3 million for both the six month periods ended June 30, 2001 and 2000. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING LOSS. The Company's operating loss decreased to $1.1 million for the six months ended June 30, 2001, a decrease of $0.9 million, or 45.0%, from a loss of $2.0 million for the six months ended June 30, 2000. The decrease of $0.9 million was primarily attributable to higher sales, price increases on solvent-based products, and the benefits of the Company’s cost reduction plan.

INTEREST EXPENSE. Interest expense increased to $5.0 million for the six months ended June 30, 2001, an increase of $0.3 million, or 6.4%, from $4.7 million for the six months ended June 30, 2000. The increase was primarily due to increased working capital borrowings required to support the operating expenses of the Company.

BENEFIT FOR INCOME TAXES. The benefit for income taxes decreased to $1.6 million for the six months ended June 30, 2001, or 11.1%, from a benefit for income taxes of $1.8 million for the six months ended June 30, 2000. The decrease is primarily related to the Company's decreased operating loss for the six months ended June 30, 2001.

NET LOSS.  The net loss decreased to $4.4 million for the six months ended June 30, 2001, a decrease of $0.4 million, or 8.3% from a net loss of $4.8 million for the six months ended June 30, 2000. The decrease was primarily due to increased sales and other factors discussed above.

Liquidity and Capital Resources

             The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities.  In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions, and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan.  Upon closing, $3.5 million of the term loan was funded.  The facility expires in August 2006 and is collateralized by substantially all of the Company's United States assets. Borrowings on the line of credit will bear interest at the prime rate with an option to borrow based on the LIBOR rate.  The Company also maintains a credit line with a Canadian bank. Balances outstanding under this line were $2.7 million at June 30, 2001.

Cash flows for the Six Months Ended June 30, 2001 Compared to The Six Months Ended June 30, 2000

             The Company's net cash used in operations were ($7.1) million and $(16.7) million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash used in operations from June 30, 2000 to June 30, 2001 of $9.6 million was primarily attributable to decreased cash used in accounts receivable and inventories. Cash flows used in investing activities were ($0.6) million and ($1.2) million for the six months ended June 30, 2001 and 2000, respectively. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures of $0.6 million.  Cash flows provided by financing activities during the six months ended June 30, 2001 and the six months ended June 30, 2000 were $7.4 million and $18.7 million, respectively. The decrease of $11.3 million from the six months ended June 30, 2000 to the six months ended June 30, 2001 was primarily due to decreased borrowings under the line of credit agreement.

             The Company believes that available cash and cash equivalents, cash generated from operations and available borrowings under the Company's various credit facilities will be sufficient to finance working capital, capital expenditures, and scheduled principal and interest payments for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company's anticipated working capital and capital expenditure requirements or that the Company will not require additional financing within this time frame.

Recent Accounting Pronouncements

             In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company’s adoption of this statement did not have a significant impact on the Company's financial position, results of operations, or cash flows.

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

                           (a)         Exhibits

             The registrant has filed herewith the following exhibits:

             (b)        Reports on Form 8-K

             The following reports on Form 8-K were filed during the quarterly period ended June 30, 2001:

             None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 24, 2001	HENRY COMPANY

/s/ Jeffrey A. Wahba

By: JEFFREY A. WAHBA
Its: Vice President, Secretary
and Chief Financial Officer