Form 10-Q
period 2001-09-30
HENRY CO
filed 2001-11-14
CIK 46916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2001

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

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 2001, there were 221,500 shares of the registrant's common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

HENRY COMPANY

FORM 10-Q

TABLE OF CONTENTS

September 30, 2001

Part I. Financial Information

                Item 1.  Consolidated Financial Statements

HENRY COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	September 30, 2001
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,046,115	$139,622
Trade accounts receivable, net of allowance for doubtful accounts of $2,044,158 and $2,711,679 for 2000 and 2001, respectively	25,253,299	35,402,087
Inventories	18,013,098	15,386,127
Receivables from affiliate	2,123,910	993,682
Notes receivable	763,947	1,010,925
Prepaid expenses and other current assets	1,492,074	2,249,151
Income tax receivable	133,935	82,263
Deferred income taxes	5,257,223	5,255,251

Total current assets	54,083,601	60,519,108

Property and equipment, net	34,180,641	30,949,353
Cash surrender value of life insurance, net	5,087,384	3,176,607
Intangibles, net	26,820,922	24,788,530
Notes receivable	271,600	25,523
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	2,754,746	4,559,685
Other assets	225,603	252,335

Total assets	$125,287,569	$126,134,213

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$6,143,253	$7,285,107
Accrued expenses	8,990,604	12,367,127
Income taxes payable	—	242,287
Book overdrafts	4,516,278	1,794,953
Deferred income taxes	130,342	130,342
Notes payable, current portion	51,596	373,003
Borrowings under lines of credit	13,454,094	14,495,572

Total current liabilities	33,286,167	36,688,391

Notes payable	464,618	3,551,200
Environmental reserve	3,301,546	3,252,057
Deferred income taxes	8,063,613	7,758,381
Deferred warranty revenue	2,278,821	2,468,951
Deferred compensation	937,908	808,193
Series B Senior Notes	81,400,000	81,400,000

Total liabilities	129,732,673	135,927,173

Commitments and contingencies

Redeemable convertible preferred stock	1,919,433	2,042,021

Shareholders' equity (deficit):
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,364,308	2,241,720
Cumulative translation adjustment	(497,228)	(1,017,703)
Accumulated deficit	(12,922,697)	(17,750,078)

Total shareholders' deficit	(6,364,537)	(11,834,981)

Total liabilities and shareholders' equity (deficit)	$125,287,569	$126,134,213

                        The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001

Net sales	$56,374,757	$56,208,104	$149,467,826	$150,262,383
Cost of sales	39,581,694	39,661,801	108,857,793	108,799,740

Gross profit	16,793,063	16,546,303	40,610,033	41,462,643

Operating expenses:
Selling, general and administrative	12,844,075	12,958,542	37,333,058	37,718,970
Restructuring charges	237,200	305,186	237,200	305,186
Amortization of intangibles	636,705	638,495	1,910,115	1,910,933

Operating income	3,075,083	2 ,644,080	1,129,660	1,527,554
Other expense (income):
Interest expense	2,524,835	2,624,378	7,241,604	7,601,217
Interest and other income, net	(60,565)	(35,800)	(174,891)	(142,652)

Income (loss) before provision (benefit) for income taxes	610,813	55,502	(5,937,053)	(5,931,011)
Provision (benefit) for income taxes	682,232	461,528	(1,100,326)	(1,103,630)

Net loss	$(71,419)	$(406,026)	$(4,836,727)	$(4,827,381)

                The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE LOSS

(UNAUDITED)

	Common Stock
				Cumulative
	Issued		Additional	Translation	Accumulated
	Shares	Amount	Paid-in Capital	Adjustment	Deficit	Total

Balance, December 31, 2000	227,500	$4,691,080	$2,364,308	$(497,228)	$(12,922,697)	$(6,364,537)
Accretion on redeemable convertible preferred stock	—	—	(122,588)	—	—	(122,588)
Comprehensive loss:
Net loss	—	—	—	—	(4,827,381)	(4,827,381)
Other comprehensive loss:
Change in cumulative translation adjustment	—	—	—	(520,475)	—	(520,475)

Total comprehensive loss	—	—	—	—	—	(5,347,856)

Balance, September 30, 2001	227,500	$4,691,080	$2,241,720	$(1,017,703)	$(17,750,078)	$(11,834,981)

                The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

(UNAUDITED)

	2000	2001

Cash flows from operating activities:
Net loss	$(4,836,727)	$(4,827,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,758,706	3,816,953
Provision for doubtful accounts	193,614	667,521
Deferred income taxes	(1,516,440)	(2,108,199)
Noncompetition and goodwill amortization	1,974,067	1,911,050
Loss (gain) on disposal of property and equipment	221,045	(2,600)
Gain on sale of investment	(86,542)	---
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(15,841,372)	(10,816,309)
Inventories	(3,956,977)	2,626,971
Receivables from affiliates	(320,665)	1,130,228
Notes receivable	(18,224)	(901)
Other assets	233,828	(783,809)
Income tax receivable	229,034	51,672
Accounts payable and accrued expenses	7,963,544	4,711,175
Deferred warranty revenue	412,954	190,130
Deferred compensation	(141,187)	(129,715)

Net cash used in operating activities	(11,731,342)	(3,563,214)

Cash flows from investing activities:
Capital expenditures	(2,383,311)	(872,046)
Proceeds from the disposal of property and equipment	15,955	2,600
Proceeds from the sale of investment	204,423	---
Investment in affiliate	7,080	---
Net cash used in investing activities	(2,155,853)	(869,446)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	14,434,054	1,041,478
Repayments under notes payable agreements	(146,363)	(92,011)
Borrowings under notes payable agreements	22,095	3,500,000
Increase (decrease) in book overdrafts	1,286,063	(2,721,325)
Cash surrender value of life insurance	(231,118)	1,910,777

Net cash provided by financing activities	15,364,731	3,638,919

Effect of exchange rate changes on cash and cash equivalents	(12,422)	(112,752)

Net increase (decrease) in cash and cash equivalents	1,465,114	(906,493)

Cash and cash equivalents, beginning of period	685,044	1,046,115

Cash and cash equivalents, end of period	$2,150,158	$139,622

                The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Interim Financial Statements:

                The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the "Company"), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company's audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying  consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes as of and for the year ended December 31, 2000 as included in the Company's Annual Report on Form 10-K. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full fiscal year.

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

2. Recent Accounting Pronouncements

                In July 2001, the FASB issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets".  SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill.  Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company will adopt SFAS No. 142 on January 1, 2002, the beginning of fiscal year 2002.  In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment.  The Company has not yet determined the impact these standards will have on the Company's financial position, results of operations, or cash flows.

                In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this statement will be effective at the beginning of fiscal 2003.  The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

                In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principals Board (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  This Statement requires that the long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations.  All provisions of this Statement will be effective at the beginning of fiscal 2002.  The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

                The Company is currently reviewing the requirements of Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."  This Statement addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost.  The provisions of this Statement will be effective at the beginning of 2002.  The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

3. Inventories:

                Inventories consist of the following:

	December 31, 2000	September 30, 2001

Raw materials	$8,296,980	$7,294,970
Finished goods	9,716,118	8,091,157

	$18,013,098	$15,386,127

4. Property and Equipment:

                Property and equipment consists of the following:

	December 31, 2000	September 30, 2001

Buildings	$14,856,607	$14,685,343
Machinery and equipment	27,579,944	27,604,905
Office furniture and equipment	6,953,666	7,000,638
Automotive equipment	1,349,267	1,353,172
Leasehold improvements	2,928,565	2,929,263
Other assets	454,834	486,535

	54,122,883	54,059,856
Less, accumulated depreciation and amortization	(24,582,232	(28,207,137

	29,540,651	25,852,719

Land	3,262,550	3,225,093
Construction-in-progress	1,377,440	1,871,541

	$34,180,641	$30,949,353

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

                Long-term debt consists of the following at September 30, 2001:

	December 31, 2000	September 30, 2001
10.0% Series B Senior Notes due 2008	$81,400,000	$81,400,000
Various term notes payable to third parties with interest rates ranging from 5.5% to 9.25%, maturing from 2001 to 2013	13,970,308	18,419,775

	95,370,308	99,819,775
Less, current maturities	13,505,690	14,868,575

	$81,864,618	$84,951,200

                The Company's Senior Notes are guaranteed by the Company's United States subsidiary (the "Subsidiary Guarantor"). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 8 for the Guarantor Condensed Consolidating Financial Statements.

             In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions, and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan.  Upon closing, $3.5 million of the term loan was funded.  The replacement credit facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The prime rate was 6.0% at September 30, 2001.  At September 30, 2001, $11,112,055 was outstanding under this line.  The Company also has a Canadian bank line of credit, subject to annual confirmation, aggregating $4,440,000 with interest charged at prime plus 0.5%.  At September 30, 2001, $3,383,517 was outstanding under this Canadian line.

6. Income Taxes:

             The significant components of the provision (benefit) for income taxes are as follows:

	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 2001

Current:
Federal	$(1,112,400)	$—
State	(196,260)	—
Foreign	$496,641	1,032,425

	(811,759)	1,032,425

Deferred:
Federal	(226,607)	(1,682,742)
State	(61,960)	(331,849)
Foreign	—	(121,464)

	(288,567)	(2,136,055)

	$(1,100,326)	$(1,103,630)

The Company's effective tax rate differs from the federal statutory tax rate for the nine month periods ended September 30, 2000 and 2001 as follows:

	Nine Months Ended September 30, 2000	Nine Months Ended September 30, 2001

Provision (benefit) for income taxes at the federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(6.0)	(4.4)
Foreign income taxes	8.4	15.4
Nondeductible intangibles	15.2	2.5
Other, net	(2.1)	1.9

	(18.5)%	(18.6)%

Income (loss) before income taxes of the Company's Canadian operations was ($718,197) and $317,091 for the nine month periods ended September 30, 2000 and 2001, respectively.

7. Related Party Transactions:

             During the nine month periods ended September 30, 2000 and 2001, the Company has charged the Henry Wine Group approximately $581,250 each period for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

8. Restructuring:

                In the third quarter of 2000, the Company announced a realignment of its cost structure designed to increase operating efficiencies and improve profitability.  The realignment resulted in a $237,200 restructuring charge for the nine months ended September 30, 2000 and a $305,186 charge for the nine months ended September 30, 2001.  These expenses reflected severance payments to employees that have been terminated due to the permanent elimination of their positions and costs associated with plant closings.

9. Guarantor Condensed Consolidating Financial Statements:

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

ASSETS:
Current assets:
Cash and cash equivalents	$137,805	$1,817	—	$139,622
Accounts receivable, net	30,828,722	4,573,365	—	35,402,087
Inventories	11,664,341	3,721,786	—	15,386,127
Receivables from affiliate	7,507,337	3,599,768	$(10,113,423)	993,682
Notes receivable	1,010,925	—	—	1,010,925
Prepaid expenses and other current assets	2,141,688	107,463	—	2,249,151
Income tax receivable	—	82,263	—	82,263
Deferred income taxes	5,218,525	36,726	—	5,255,251

Total current assets	58,509,343	12,123,188	(10,113,423)	60,519,108

Property and equipment, net	25,572,834	5,376,519	—	30,949,353
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,176,607	—	—	3,176,607
Intangibles, net	22,532,630	2,255,900	—	24,788,530
Notes receivable	25,523	—	—	25,523
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	4,559,685	—	—	4,559,685
Other assets	252,335	—	—	252,335

Total assets	$125,056,758	$19,755,607	$(18,678,152)	$126,134,213

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2001
(UNAUDITED)

                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT):

Current liabilities:
Accounts payable	$5,173,296	$2,111,811	—	$7,285,107
Accrued expenses	11,339,732	1,027,395	—	12,367,127
Book overdrafts	1,192,021	602,932	—	1,794,953
Intercompany payables	3,599,768	6,513,655	$(10,113,423)	—
Income taxes payable	—	242,287	—	242,287
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	373,003	—	—	373,003
Borrowings under lines of credit	11,112,055	3,383,517	—	14,495,572

Total current liabilities	32,920,217	13,881,597	(10,113,423)	36,688,391

Notes payable	3,551,200	—	—	3,551,200
Environmental reserve	3,252,057	—	—	3,252,057
Deferred income taxes	6,174,828	1,583,553	—	7,758,381
Deferred warranty revenue	2,238,674	230,277	—	2,468,951
Deferred compensation	808,193	—	—	808,193
Series B Senior Notes	81,400,000	—	—	81,400,000

Total liabilities	130,345,169	15,695,427	(10,113,423)	135,927,173

Redeemable convertible preferred stock	2,042,021	—	—	2,042,021

Shareholder equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,241,720	—	—	2,241,720
Cumulative translation adjustment	—	(1,605,703)	588,000	(1,017,703)
Accumulated deficit	(14,263,232)	(1,528,519)	(1,958,327)	(17,750,078)

Total shareholders' equity (deficit)	(7,330,432)	4,060,180	(8,564,729)	(11,834,981)

Total liabilities and shareholders' equity (deficit)	$125,056,758	$19,755,607	$(18,678,152)	$126,134,213

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$130,851,759	$26,601,839	$(7,191,215)	$150,262,383
Cost of sales	95,526,495	20,464,460	(7,191,215)	108,799,740

Gross profit	35,325,264	6,137,379	—	41,462,643
Operating expenses:
Selling, general and administrative	32,187,405	5,531,565	—	37,718,970
Restructuring charges	305,186	—	—	305,186
Amortization of intangibles	1,820,717	90,216	—	1,910,933

Operating income	1,011,956	515,598	—	1,527,554
Other expense (income):
Interest expense	7,402,710	198,507	—	7,601,217
Interest and other income, net	(142,652)	—	—	(142,652)

Loss before provision (benefit) for income taxes	(6,248,102)	317,091	—	(5,931,011)
Provision (benefit) for income taxes	(2,014,591)	910,961	—	(1,103,630)

Net loss	$(4,233,511)	$(593,870)	—	$(4,827,381)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$49,045,970	$9,682,352	$(2,520,218)	$56,208,104
Cost of sales	34,780,273	7,401,746	(2,520,218)	39,661,801

Gross profit	14,265,697	2,280,606	---	16,546,303
Operating expenses:
Selling, general and administrative	11,150,058	1,808,484	---	12,958,542
Restructuring charges	305,186			305,186
Amortization of intangibles	608,423	30,072	---	638,495

Operating income	2,202,030	442,050	---	2,644,080

Other expense (income):
Interest expense	2,567,229	57,149	---	2,624,378
Interest and other income, net	(35,800)	---	---	(35,800)

Income (loss) before provision (benefit) for income taxes	(329,399)	384,901	---	55,502
Provision for income taxes	36,378	425,150	---	461,528

Net loss	$(365,777)	$(40,249)	$ ---	$(406,026)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash provided by (used in) operating activities	$(3,808,254)	$245,040	—	$(3,563,214)

Cash flows from investing activities:
Capital expenditures	(735,525)	(136,521)	—	(872,046)
Proceeds from the disposal of property and equipment	—	2,600	—	2,600

Net cash used in investing activities	(735,525)	(133,921)	—	(869,446)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	1,294,068	(252,590)	—	1,041,478
Repayments under notes payable agreements	(92,011)	—	—	(92,011)
Borrowings under notes payable agreements	3,500,000			3,500,000
Increase (decrease) in book overdrafts	(2,975,526)	254,201	—	(2,721,325)
Cash surrender value of life insurance	1,910,777	—	—	1,910,777

Net cash provided by financing activities	3,637,308	1,611	—	3,638,919

Effect of changes in exchange rate on cash and cash equivalents	—	(112,752)	—	(112,752)

Net decrease in cash and cash equivalents	(906,471)	(22)	—	(906,493)
Cash and cash equivalents, beginning of period.	1,044,276	1,839	—	1,046,115

Cash and cash equivalents, end of period	$137,805	$1,817	—	$139,622

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

ASSETS:
Current assets:
Cash and cash equivalents	$1,044,276	$1,839	—	$1,046,115
Accounts receivable, net	22,201,195	3,052,104	—	25,253,299
Inventories, net	14,257,986	3,755,112	—	18,013,098
Receivables from affiliate	7,000,818	2,486,652	$(7,363,560)	2,123,910
Notes receivable	763,947	—	—	763,947
Prepaid expenses and other current assets	1,364,281	127,793	—	1,492,074
Income tax receivable	—	133,935	—	133,935
Deferred income taxes	5,218,525	38,698	—	5,257,223

Total current assets	51,851,028	9,596,133	(7,363,560)	54,083,601

Property and equipment, net	28,169,355	6,011,286	—	34,180,641
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	5,087,384	—	—	5,087,384
Intangibles, net	24,353,674	2,467,248	—	26,820,922
Notes receivable	271,600	—	—	271,600
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	2,754,746	—	—	2,754,746
Other assets	225,603	—	—	225,603

Total assets	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2000

LIABILITIES AND
SHAREHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$4,886,168	$1,257,085	—	$6,143,253
Accrued expenses	8,033,860	956,744	—	8,990,604
Book overdrafts	4,167,547	348,731	—	4,516,278
Intercompany payables	2,486,652	4,876,908	$(7,363,560)	—
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	51,596	—	—	51,596
Borrowings under line of credit	9,817,987	3,636,107	—	13,454,094

Total current liabilities	29,574,152	11,075,575	(7,363,560)	33,286,167
Notes payable	464,618	—	—	464,618
Environmental reserve	3,301,546	—	—	3,301,546
Deferred income taxes	6,395,322	1,668,291	—	8,063,613
Deferred warranty revenue	2,122,546	156,275	—	2,278,821
Deferred compensation	937,908	—	—	937,908
Series B Senior notes	81,400,000	—	—	81,400,000

Total liabilities	124,196,092	12,900,141	(7,363,560)	129,732,673

Redeemable convertible preferred stock	1,919,433	—	—	1,919,433

Shareholders' equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,364,308	—	—	2,364,308
Cumulative translation adjustment	—	(1,085,228)	588,000	(497,228)
Accumulated deficit	(10,029,722)	(934,648)	(1,958,327)	(12,922,697)

Total shareholders' equity (deficit)	(2,974,334)	5,174,526	(8,564,729)	(6,364,537)

Total liabilities and shareholders' equity (deficit)	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$130,393,329	$26,562,755	$(7,488,258)	$149,467,826
Cost of sales	95,264,170	21,081,881	(7,488,258)	108,857,793

Gross profit	35,129,159	5,480,874	—	40,610,033
Operating expenses:
Selling, general and administrative	31,395,559	5,937,499	—	37,333,058
Restructuring charges	237,200	—	—	237,200
Amortization of intangibles	1,816,488	93,627	—	1,910,115

Operating income (loss)	1,679,912	(550,252)	—	1,129,660
Other expense (income):
Interest expense	7,073,659	167,945	—	7,241,604
Interest and other income, net	(174,891)	—	—	(174,891)

Loss before provision (benefit) for income taxes	(5,218,856)	(718,197)	—	(5,937,053)
Provision (benefit) for income taxes	(1,596,967)	496,641	—	(1,100,326)

Net loss	$(3,621,889)	$(1,214,838)	—	$(4,836,727)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$48,694,259	$10,517,630	$(2,837,132)	$56,374,757
Cost of sales	33,945,156	8,473,670	(2,837,132)	39,581,694

Gross profit	14,749,103	2,043,960	---	16,793,063
Operating expenses:
Selling, general and administrative	10,769,625	2,074,450	---	12,844,075
Restructuring charges	237,200			237,200
Amortization of intangibles	605,496	31,209	---	636,705

Operating income (loss)	3,136,782	(61,699)	---	3,075,083

Other expense (income):
Interest expense	2,474,969	49,866	---	2,524,835
Interest and other income, net	(60,565)	---	---	(60,565)

Income (loss) before provision for income taxes	722,378	(111,565)	---	610,813
Provision for income taxes	457,562	224,670	---	682,232

Net income (loss)	$264,816	$(336,235)	$ ---	$(71,419)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash used in operating activities	$(9,568,573)	$(2,162,769)	—	$(11,731,342)

Cash flows from investing activites:
Capital expenditures	(1,789,960)	(593,351)	—	(2,383,311)
Proceeds from the disposal of property and equipment	15,955	—	—	15,955
Proceeds from the sale of investment	204,423	—	—	204,423
Investment in affiliate	7,080	—	—	7,080

Net cash used in investing activities	(1,562,502)	(593,351)	—	(2,155,853)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	13,166,619	1,267,435	—	14,434,054
Repayments under notes payable agreements	(92,010)	(54,353)	—	(146,363)
Borrowings under notes payable agreements	22,095	—	—	22,095
Increase (decrease) in book overdrafts	(269,323)	1,555,386	—	1,286,063
Cash surrender value of life insurance	(231,118)	—	—	(231,118)

Net cash provided by financing activities	12,596,263	2,768,468	—	15,364,731
Effect of changes in exchange rate on cash and cash equivalents	—	(12,422)	—	(12,422)

Net increase (decrease) in cash and cash equivalents	1,465,188	(74)	—	1,465,114
Cash and cash equivalents, beginning of period	683,138	1,906	—	685,044

Cash and cash equivalents, end of period	$2,148,326	$1,832	—	$2,150,158

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

             The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001 of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto.

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

             Summarized financial information concerning the Company's reportable segments is shown below.

	Nine Months Ended September 30, 2000			Nine Months Ended September 30, 2001
	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total

Net sales	$132,671,053	$16,796,773	$149,467,826	$133,044,046	$17,218,297	$150,262,383
Gross profit	37,679,985	2,930,048	40,610,033	38,334,861	3,127,782	41,462,643
Operating income	819,467	310,193	1,129,660	1,247,712	279,842	1,527,554
Depreciation and amortization	5,607,457	125,316	5,732,773	5,584,987	143,016	5,728,003
Total assets	123,342,942	12,860,861	136,203,803	116,656,802	13,019,387	126,134,213
Capital expenditures	2,251,071	132,240	2,383,311	828,765	43,281	872,046

             The Company is domiciled in the United States with foreign operations based in Canada which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company's operations for the nine month period ended September 30, 2000 and 2001 are as follows:

	Net Sales September 30, 2000	Long-lived Assets September 30, 2000	Net Sales September 30, 2001	Long-lived Assets September 30, 2001

United States	$122,905,071	$63,323,778	$123,660,544	$57,982,686
Canada	26,562,755	8,573,442	26,601,839	7,632,419

Total	$149,467,826	$71,897,220	$150,262,383	$65,615,105

Results of Operations

                 SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended September 30 ($ in millions)				Nine Months Ended September 30 ($ in millions)
	2000	% of sales	2001	% of sales	2000	% of sales	2001	% of sales

Net sales	$56.4	100.0%	$56.2	100.0%	$149.5	100.0%	$150.3	100.0%
Cost of sales	39.6	70.2%	39.7	70.6%	108.9	72.8%	108.8	72.4%
Gross Profit	16.8	29.8%	16.5	29.4%	40.6	27.2%	41.5	27.6%

Operating expenses:
Selling, general and administrative	12.9	22.9%	13.0	23.1%	37.4	25.0%	37.7	25.1%
Restructuring charges	0.2	0.4%	0.3	0.5%	0.2	0.1%	0.3	0.2%
Amortization of intangibles	0.6	1.1%	0.6	1.1%	1.9	1.3%	1.9	1.3%

Operating income	3.1	5.5%	2.6	4.6%	1.1	(0.7)%	1.6	(1.1)%

Interest expense	2.5	4.9%	2.6	4.6%	7.2	4.8%	7.6	5.1%
Interest and other income, net	---	---	---	---	(0.2)	(0.1)%	(0.1)	(0.1)%
Income (loss) before provision (benefit) for income taxes	0.6	1.1%	0.1	(0.2)%	(5.9)	(3.9)%	(5.9)	(3.9)%
Provision (benefit) for income taxes	0.7	1.2%	0.5	0.9%	(1.1)	(0.7)%	(1.1)	(0.7)%

Net loss	$(0.1)	(0.2)%	$(0.4)	(0.7)%	$(4.8)	(3.2)%	$(4.8)	(3.2)%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE
MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. The Company's net sales decreased to $56.2 million for the three months ended September 30, 2001, a decrease of $0.2 million, or 0.4%, from $56.4 million for the three months ended September 30, 2000. The decrease was primarily due to the loss of a shipping day and lower sales volume in September attributable to the events of September 11.

GROSS PROFIT. The Company's gross profit decreased to $16.5 million for the three months ended September 30, 2001, a decrease of $0.3 million, or 1.8%, from $16.8 million for the three months ended September 30, 2000. The decrease was due to lower sales volume, partially offset by price increases on solvent-based products. Gross profit as a percentage of net sales decreased to 29.4% for the three months ended September 30, 2001 from 29.8% for the three months ended September 30, 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $13.0 million for the three months ended September 30, 2001, an increase of $0.1 million, or 0.8%, from $12.9 million for the three months ended September 30, 2000.  Selling, general and administrative expenses as a percentage of sales increased to 23.1% for the three months ended September 30, 2001 from 22.9% for the three months ended September 30, 2000.  The increase was primarily due to higher employee medical costs.

RESTRUCTURING CHARGES.  Restructuring charges amounted to $0.3 million for the three months ended September 30, 2001.  These charges relate to plant closures and the reorganization of certain operational and marketing functions and the related severance costs.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles remained static at $0.6 million for both the three month periods ended September 30, 2001 and 2000. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company's operating income decreased to $2.6 million for the three month period ended September 30, 2001, a decrease of $0.5 million, or 16.1%, from  $3.1 million for the three months ended September 30, 2000. The decrease of $0.5 million was primarily attributable to lower sales, and higher selling, general and administrative expenses.

INTEREST EXPENSE. Interest expense increased to $2.6 million for the three months ended September 30, 2001, an increase of $0.1 million, or 4.0%, from $2.5 million for the three months ended September 30, 2000. The increase was primarily due to additional working capital borrowings required to support the operating expenses of the Company.

PROVISION FOR INCOME TAXES. The provision for income taxes decreased to $0.5 million for the three months ended September 30, 2001, or 28.6%, from a provision for income taxes of $0.7 million for the three months ended September 30, 2000. The decrease in provision for income taxes is primarily related to the Company's decreased operating income for the three months ended September 30, 2001.

NET LOSS.  The net loss increased to $0.4 million for the three months ended September 30, 2001, an increase of $0.3 million, or 300% from a loss of $0.1 million for the three months ended September 30, 2000. The increase was primarily due to decreased sales and other factors discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE
MONTHS ENDED SEPTEMBER 30, 2000

NET SALES. The Company's net sales increased to $150.3 million for the six months ended September 30, 2001, an increase of $0.8 million, or 0.5%, from $149.5 million for the nine months ended September 30, 2000. The increase was primarily due to price increases on solvent-based products associated with increased costs of petroleum-based raw materials.

GROSS PROFIT. The Company's gross profit increased to $41.5 million for the nine months ended September 30, 2001, an increase of $0.9 million, or 2.2%, from $40.6 million for the nine months ended September 30, 2000. Gross profit as a percentage of net sales increased to 27.6% for the nine months ended September 30, 2001 from 27.2% for the nine months ended September 30, 2000. The increase was due to price increases on solvent-based products and improved cost containment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $37.7 million for the nine months ended September 30, 2001, an increase of $0.3 million, or 0.8%, from $37.4 million for the nine months ended September 30, 2000.  The increase of $0.3 million was primarily due to sales promotion activity, the Company’s continued support of its national brand strategy, and higher employee medical costs.  Selling, general and administrative expenses as a percentage of sales increased to 25.1% for the nine months ended September 30, 2001 from 25.0% for the nine months ended September 30, 2000.

RESTRUCTURING CHARGES.  Restructuring charges amounted to $0.3 million for the nine months ended September 30, 2001.  These charges relate to plant closures and the reorganization of certain operational and marketing functions and the related severance costs.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles remained static at $1.9 million for both the nine month periods ended September 30, 2001 and 2000. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company's operating income increased to $1.6 million for the nine months September 30, 2001, an increase of $0.5 million, or 45.5%, from  $1.1 million for the nine months ended September 30, 2000.  The increase was attributable to higher sales and higher gross profit, offset by increased selling, general, and administrative expenses.

 INTEREST EXPENSE. Interest expense increased to $7.6 million for the nine months ended September 30, 2001, an increase of $0.4 million, or 5.6%, from $7.2 million for the nine months ended September 30, 2000. The increase was primarily due to increased working capital borrowings required to support the operating expenses of the Company.

BENEFIT FROM INCOME TAXES. The benefit for income taxes remained static at $1.1 million for both the nine month periods ended September 30, 2001 and 2000.

NET LOSS.  The Company's net loss remained static at $4.8 million for both the nine month periods ended September 30, 2001 and 2000.  Increased sales and gross profit were offset by increased selling, general and administrative expenses and increased interest expense, as discussed above.

Liquidity and Capital Resources

                The Company's historical requirements for capital have been primarily for working capital, capital expenditures and acquisitions. Henry Company's primary sources of capital to finance such needs have been cash flow from operations and borrowings under bank credit facilities and the Series B Senior Notes.  In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions, and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan.  Upon closing, $3.5 million of the term loan was funded.  The facility expires in August 2006 and is collateralized by substantially all of the Company's United States assets. Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. At September 30, 2001, $11.1 was outstanding under this line. The Company also maintains a credit line with a Canadian bank.  Balances outstanding under this line were $3.4 million at September 30, 2001.

Cash flows for the Nine Months Ended September 30, 2000 Compared to The Nine Months Ended September 30, 2001

                The Company's net cash used in operations was ($11.7) million and ($3.6) million for the nine months ended September 30, 2000 and 2001, respectively. The decrease in cash used in operations from September 30, 2000 to September 30, 2001 of $8.1 million was primarily attributable to decreased cash used in accounts receivable and inventories. Cash flows used in investing activities were ($2.2) million and ($0.9) million for the nine months ended September 30, 2000 and 2001, respectively. The decrease in cash used in investing activities was due primarily to a decrease in capital expenditures of $1.5 million.  Cash flows provided by financing activities during the nine months ended September 30, 2000 and the nine months ended September 30, 2001 were $15.4 million and $3.6 million, respectively. The decrease of $11.8 million from the nine months ended September 30, 2000 to the nine months ended September 30, 2001 was primarily due to decreased borrowings under the line of credit agreement.

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

Recent Accounting Pronouncements

                In July 2001, the FASB issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets".  SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively.  It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001.  Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill.  Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted.  The Company will adopt SFAS No. 142 on January 1, 2002, the beginning of fiscal year 2002.  In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment.  The Company has not yet determined the impact these standards will have on the Company's financial position, results of operations, or cash flows.

                In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this statement will be effective at the beginning of fiscal 2003.  The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

                In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and amends Accounting Principals Board (APB) No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."  This Statement requires that the long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also retains APB No. 30's requirement that companies report discontinued operations separately from continuing operations.  All provisions of this Statement will be effective at the beginning of fiscal 2002.  The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

                The Company is currently reviewing the requirements of Emerging Issues Task Force Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products."  This Statement addresses whether certain consideration from a vendor to a reseller of the vendor's products is an adjustment to selling prices or cost.  The provisions of this Statement will be effective at the beginning of 2002.  The Company is in the process of determining the impact of this standard on the Company's financial results when effective.

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

                (a)                Exhibits

                The registrant has filed herewith the following exhibits:

                (b)                Reports on Form 8-K

                The following reports on Form 8-K were filed during the quarterly period ended September 30, 2001:

                None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	HENRY COMPANY

/s/ Jeffrey A. Wahba

By: JEFFREY A. WAHBA
Its: Vice President, Secretary
and Chief Financial Officer