Form 10-K
period 2001-12-31
HENRY CO
filed 2002-04-01
CIK 46916

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from               .

Commission file number 333-59485

HENRY COMPANY

(Exact Name of Registrant as Specified in its Charter)

California	95-3618402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2911 Slauson Avenue, Huntington Park, California	90255
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (323) 583-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None

Securities registered pursuant to Section 12(g) of the Act:

10% Series B Senior Notes Due 2008

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of  December 31, 2001, there were outstanding 221,500 shares of the Registrant’s common stock (“Common Stock”) and 6,000 shares of the Registrant’s class A common stock (“Class A Common Stock”). As of  December 31, 2001, no shares of the Common Stock or the Class A Common Stock were held by non-affiliates of the Registrant.

HENRY COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

Item No.

PART I
1.	Business
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
PART II
5.	Market for the Registrant’s Common Equity and Related Shareholder Matters
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
PART IV
14.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

FORWARD LOOKING STATEMENTS

Any statements set forth herein that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  These "forward-looking statements" are found at various places throughout this document and include without limitation those relating to the Henry Company's ("Henry" or the "Company") future business prospects, revenues, working capital, liquidity, capital needs and income.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," anticipate," "believe," or "continue" or similar terminology.  Undue reliance should not be placed on these forward-looking statements and Henry cautions that such statements are necessarily estimates reflecting the current views of the Company's senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such statements should, therefore, be considered in light of various important factors set forth in this report and others set forth from time to time in the Company's reports filed with the Securities and Exchange Commission (the "SEC").

There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include: (i) the ability to generate sufficient cash flow to service the Company's debt service and working capital needs; (ii) the ability to achieve future cost savings and revenue growth; (iii) fluctuations in raw material costs; (iv) the absence of inclement weather, (v) adverse changes in the Company's relationship with its most significant customers, including Home Depot, (vi) the impact of product liability and asbestos litigation; (vii) competitive factors; and (viii) changes in general economic conditions, particularly those relating to the events of September 11.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statement will be contained from time to time in documents filed by the Henry Company with the SEC, including, but not limited to the company's reports on Forms 10-Q and 10-K.  Some of these factors are described under the section entitled "Business/Risk Factors."

The Company, through its senior management or persons acting on its behalf, may from time to time make oral or written "forward looking statements" about the matters described herein or other matters concerning the Company, and such statements are subject to the qualifications set forth herein.  The Company disclaims any intent or obligation to update publicly or revise "forward looking statements."

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

Beginning in 1988, the Company’s management focused on expanding the Henry brand from its Southern California base initially through the acquisition of regional roof coatings manufacturers and distributors in contiguous regions of the Southwest, the Northwest, Northern California and the Rocky Mountain region. In 1998, the Company became a national organization by acquiring Monsey Bakor, which has served the U.S. and Canadian markets for over 50 years as a leading manufacturer and distributor of a broad spectrum of building products for residential and commercial use with a product line consisting of roof coatings, adhesives and membranes, roofing and air barrier systems as well as specialized industrial emulsions. In 1999, the Company acquired Grundy Industries, a leading roof coatings manufacturer focused on servicing the professional trade in the Midwest and Rocky Mountain region of the U.S.

Divisions

The Company’s two major divisions are the Henry Building Products Division and the Resin Technology Division.

Henry Building Products Division

The Henry Building Products Division, which represents the majority of the Company’s 2001 net sales, develops, manufactures and markets coatings, sealants and membranes for construction, industrial, building materials and other specialty applications. The Company also manufactures wax–based emulsions for the gypsum industry.

Products

Roofing products represent the majority of the Building Products Division’s total revenues. Henry’s roofing products are designed to address the problems of water invasion, wind erosion and ultraviolet damage. Henry offers a full line of liquid roof coatings and adhesives including both solvent and water-based products. In addition to roof coatings and mastics, Henry manufactures high-quality styrene-butadiene-styrene (SBS) modified bitumen roofing membrane products designed to be used in roofing systems that can meet the challenge of the elements encountered throughout North America.

The Company offers a full line of reflective coatings designed to improve roof aesthetics and aid in the conservation of energy through their reflective qualities. Henry’s reflective coatings product line includes both white acrylic and solvent-based coatings and high-quality aluminum products and the accessories needed to protect roofs for years.

Henry’s industrial emulsions are used as coating, sizing, strengthening and moisture-proofing additives by manufacturers of fiber products such as gypsum wallboard, insulation board, gaskets, paper board, and glass fibers. The Company’s primary emulsion product, wax-based industrial emulsions, are specifically used by manufacturers of gypsum wallboards. Sales of industrial emulsions have increased in recent years partially due to increased environmental restrictions on volatile organic compound emissions, which has created a demand for emulsion–based products over solvent-based products. The Company’s wax-based emulsions are manufactured with proprietary and patented processes that management believes contributes to higher margins relative to those of competitors.

Driveway maintenance and paving products manufactured by Henry are used for the asphalt highway market and the preventative maintenance of asphalt parking lots and driveways. Henry Company produces polymerized asphalt, an asphalt binder that is a key ingredient of paving asphalts.

The Company’s air barrier systems are designed to reduce air flows through exterior walls of buildings. The movement of air into a building (infiltration) and out of a building (exfiltration) is caused by pressure differences produced by wind, chimney effect and pressurization. If air flows through a building and exfiltrates, it can deposit moisture on the cold masonry cladding, causing brick or stone to undergo major changes due to moisture absorption. This dampness can cause dimensional changes and accelerate the deterioration process. Moisture–laden air from a humidified building can also develop into ice under freezing conditions, causing displacement of the exterior masonry cladding, corrosion, and lower energy efficiency. The advantage of the Company’s prefabricated modified bitumen sheet is that it provides a flexible air barrier membrane capable of bridging construction gaps and absorbing deflection.

The Company’s line of air barriers can be installed into existing buildings on either internal or external walls or used in the construction of new buildings. In 1986, Canada required air barriers in all buildings as an amendment to the National Building Code. In the United States, however, there is no national standard and the air barrier market remains in its infancy.

The Company’s specialty products include protective coatings for a variety of industrial and commercial applications, such as specialty asphalt coatings to protect wood, metal, mortar or thermal insulation. The Company manufactures undercoatings for mobile homes, as well as both solvent and water-based rust-proofing products for the automobile industry.

The Company’s sealant line has three distinct product categories: sealants for construction applications, hatch cover sealants for ocean freighters, and preformed adhesive waterstops for expansion joint applications on construction projects. Products include preformed plastic gaskets for precast concrete structures, which provides watertight sealing for joints such as those on underground concrete drainage and manhole structures. These products are also used for sealing hatch covers on ships to prevent water damage to cargoes that can occur in heavy seas. There is also a preformed plastic adhesive waterstop which is used as a construction joint sealant in poured-in-place concrete structures. Henry Company believes this product allows for an easier, more reliable and more efficient sealing method than the traditional PVC-type waterstop.

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

The key materials used in the production of roofing and pavement products are asphalt, mineral spirits, various fibers, resins, and polyester and glass matting. For the production of industrial emulsions, the primary material is refined wax. These raw materials are generally available on a regional basis and supply disruptions are very rare. The Company maintains multiple sourcing arrangements for all of its key raw materials helping to mitigate price increases.  In addition to raw materials, packaging supplies represent a meaningful portion of production cost.

The Company, like many of its competitors, uses fibers such as chrysotile asbestos in its production process. Management believes that its use of chrysotile asbestos is in accordance with regulations of the Occupational Safety and Health Administration (“OSHA”). OSHA requires that chrysotile asbestos fibers not be exposed to an open-air environment. In the Company’s production process, the cellulose or chrysotile asbestos fiber is pumped through a negative pressure fluffer that separates the fibers for optimal dispersion in the product mixture. The fibers are then mixed into and fully encapsulated by the asphalt. Once encapsulated the fibers are “locked” into the asphalt cutback and cannot be physically separated from the product. OSHA and other regulatory bodies have determined that encapsulation renders the chrysotile asbestos harmless. The Environmental Protection Agency (“EPA”) does not regulate or enforce any special procedures for the application of chrysotile asbestos–containing roof coatings or sealants.

Management believes that chrysotile asbestos-fibered roofing cements have better application quality and durability as compared to those containing chrysotile asbestos substitutes. The primary industries that currently continue to use chrysotile asbestos are those manufacturing chrysotile asbestos-cement pipe and shingles, automobile brake pads, gaskets and roof coatings and sealants. Although chrysotile asbestos-cement pipe and shingles are no longer manufactured in the United States, these products are still currently sold in various parts of the country. Domestic manufacturers of brake pads, gaskets and roof coatings use roughly 22,000 tons of chrysotile asbestos annually because of its strength, durability and heat resistance. Although some roofing products manufacturers have switched to an exclusively non–asbestos line, some of the leading firms in the industry continue to use asbestos in at least some of their products.

Sales, Marketing and Distribution

Due to the many products manufactured by the Henry Building Products Division, the Company markets its products by focusing on four primary sales channels. These channels are: Retail; Industrial, Commercial and Institutional (“ICI”); Specialty Products; and International.

The Retail channel consists of national home center chains, retail building material suppliers, hardware distributors, paint and sundry distributors, farm and hardware cooperatives, and mass merchandisers. To reach customers, the Company employs a trained sales organization and has an in-house Creative Services Department that produces customized brochures and promotional materials and coordinates national and regional advertising programs.

The ICI channel consists of national and regional roofing distributors that sell to contractors throughout North America.  Henry maintains a technical selling staff engaged in both sales and training to help ensure that the Company’s products are applied properly.

The Specialty Products channel consists of the gypsum wallboard industry, which buys wax emulsions, and major roofing companies, which are the primary market for asphalt emulsions for use as a sizing agent in insulation board.  The Company markets a broad array of products using a technical sales force trained to help customers in the use of the various products.

The International channel consists of international retailers and distributors.  Henry products are marketed to the international sales channel with special focus on the Company’s basic product line of roof coatings and cements and industrial emulsions.

                In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company's relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in the second year of the agreement.  In the first quarter of 2002, the Company's relationship with Lowes, its second largest customer, was terminated.  The Company believes that the incremental revenue resulting from the Home Depot agreement will exceed the revenue lost as a result of the loss of Lowes as a customer.

Roofing Systems

Henry Company has developed a roofing systems segment for one-stop commercial roofing or re–roofing or roofing maintenance with warranty protection. The Company’s personnel work directly with architects, building owners and contractors to develop custom specifications utilizing Henry products for the design, construction and maintenance of commercial roofs. An important component of the Company’s roof systems program’s success is that building owners are assured that Henry Company will stand behind the roof from beginning to end. A Henry Company sales consultant will write a custom specification for the roof and the roofing system will be applied by a Henry Company-approved contractor generally using Henry Company products. A Henry Company technical inspector will inspect the roof application during installation and regular follow-up inspections and in some instances maintenance will be performed throughout the life of the warranty. Henry Company offers 5 to 20-year warranties on its re-roofing systems and 5-year warranties on its maintenance systems calculated on a fee per square-foot basis. Since its inception, expenses for warranty claims experience has been very low. In part, this is due to Henry Company’s continuing inspection program. Management believes that the roofing systems business represents a significant growth opportunity.

Resin Technology Division

The Resin Technology Company (“RTC”), founded as an independent company in 1982 and now a division of the Company, produces polyurethane foam products for roofing and other industrial applications. RTC also sells coating products manufactured for it by third parties for application on foam. The acquisition of RTC in 1988 has enabled the Company to offer a broader range of roofing products to meet the needs of the commercial and residential roofing markets.

Products

RTC’s primary product categories are polyurethane foam and coatings. Polyurethane foam has two liquid components, resin and hardener, which are mixed together in a spray unit during application. A chemical reaction causes the liquid to expand many times in thickness creating a rigid layer of closed-cell foam. In roofing applications, this foam is strong enough to be walked on minutes after the application. The result is a seamless barrier against water penetration that is durable and easy to maintain. In roofing applications, an elastomeric coating must be applied as protection against the sun’s ultraviolet radiation. RTC sells acrylic, urethane, silicone and polyurea coatings.

RTC’s products offer users several advantages, including a seamless barrier that minimizes the likelihood of leaks and provides superior insulation characteristics that can reduce energy costs. It is relatively light in weight and is therefore particularly adaptable to large arenas or other structures that may benefit from a lighter weight roof. Furthermore, it can be applied directly over an existing roof, potentially avoiding the costly “tear-offs” that may be required with other roofing systems.

RTC’s products are also used in a number of original equipment manufacturer applications. The insulation and weight characteristics of polyurethane foam make it an integral part of the thermal panel, spa and packaging industries, among others.

Manufacturing

RTC manufactures all of its polyurethane foam products in its Ontario, California manufacturing facility. Its polyurethane resin system is made up of two components: a hardening agent that is purchased by the Company and resin that is manufactured in the Ontario facility. Raw materials are automatically pumped from one or more of the 11 raw material storage tanks within the facility, blended and then poured into 55-gallon drums, tote capsules or bulk tanker trucks. The production process is highly automated. The bulk of RTC’s coatings products for polyurethane foam applications are produced by a third-party manufacturer also located in Ontario. The Company believes that it derives its success in the polyurethane foam market from its superior understanding of technology and the Company has secured a number of original equipment manufacturer accounts because of its ability to produce products for a customer’s very specific technical requirements.

Sales, Marketing and Distribution

The Resin Technology Company sells primarily to roofing contractors and original equipment manufacturers in the western United States. RTC’s roofing products are sold directly to pre–qualified contractors experienced in applying and spraying polyurethane foam onto roofs. Sales to original equipment manufacturers include those to spa equipment manufacturers, and management believes the Company is the leading supplier to this market. RTC also supplies manufacturers in many other industries including those producing freezer panels, thermal food transportation equipment, boat floatation and packaging products. RTC’s remaining sales are made to several distributors, particularly in the Northwest and upper Midwest.

RTC supports its sales efforts with a sales staff organized according to market segment and regional location. Henry Company believes that RTC’s marketing advantages are based on a commitment to technical development and customer support and also believes that RTC has captured a number of original equipment manufacturer accounts from its competitors by efficiently responding to the customer’s technical requirements. In both the roofing and original equipment manufacturer segments Henry Company provides just-in-time delivery capability which is essential in time and labor – sensitive roofing applications.

Employees

As of December 31, 2001, Henry Company employed approximately 560 persons, the majority of whom were involved in production and distribution, with the balance engaged in administration, sales and clerical work. Of these employees, approximately 425 were employed in the United States and 135 in Canada. Approximately 35 employees located in Huntington Park, California, 25 employees in Kimberton, Pennsylvania, 10 employees in Rock Hill, South Carolina, 28 employees in Lachine (formerly Ville St. Pierre), Quebec and 2 employees in Mirabel, Quebec are unionized and covered by collective bargaining agreements. These collective bargaining agreements expire on June 30, 2003, March 31, 2003, February 1, 2004, June 30, 2002 and June 30, 2002, respectively. The Company believes that its relationship with its employees is good. The Company has not experienced a work stoppage at any of its facilities in over 20 years.

Risk Factors

Substantial Leverage

The Company has consolidated indebtedness that is substantial in relation to the book value of its shareholders’ equity. As of December 31, 2001, Henry Company had approximately $91.3 million of debt (the sum of long-term debt, including current maturities of long-term debt, notes payable and capitalized lease obligations) and a shareholders’ deficit of approximately $12.4 million.

The Company’s significant level of borrowings has several important consequences for the Company including but not limited to the following: (i) a substantial portion of the Company’s cash flow from operations must be dedicated to debt service and is not available for other purposes; (ii) the Company’s ability to obtain additional financing in the future for working capital, acquisitions or capital expenditures has been significantly impaired and (iii) the Company’s substantial leverage may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures or to take advantage of business opportunities.

The Company’s ability to make cash payments to satisfy its debt obligations will depend on its future operating performance, which will be affected by financial, business, competitive, general economic and other factors, many of which are beyond the Company’s control. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flows from operations, together with available borrowings under its credit facility will be adequate to meet its anticipated requirements for working capital, scheduled principal and interest payments, lease payments and capital expenditures for the next twelve months. See “Management’s Discussion and Analysis of Financial Condition, Results of Operations, and Liquidity and Capital Resources”.

Ability to Achieve Anticipated Cost Savings or Revenue Growth

During FY 2001, the Company instituted a number of initiatives to improve operating results including, but not limited to (i) a change in executive level management, appointing Mr. Baribault as President and Chief Operating Officer (ii) the implementation of a restructuring plan in which the Company closed a manufacturing plant, reorganized or eliminated certain administrative functions, and restructured its selling organization. Although financial results improved from FY 2000 to FY 2001 there can be no assurance that any of these actions will result in further improvement in the Company’s future financial and operating results. Any statements concerning potential cost savings and revenue growth contained in this annual report are forward-looking statements that are based on estimates and assumptions made by the Company’s management.

Fluctuation of Raw Material Cost

The Company utilizes a number of raw materials in its manufacturing processes, some of which have historically fluctuated in price at particular times. These price fluctuations have been based on such factors as the capacity of the raw material supply chain, demand in the market, weather, general economic factors and the availability of alternative raw materials. Raw materials utilized by the Company that have historically experienced some price fluctuation include asphalt, aluminum paste, rubber and certain diisocynates, among others. For example, asphalt, which is a byproduct of crude oil refining, has fluctuated in price with changes in worldwide crude oil prices and capacity and with changes in the supply and demand in the oil, gasoline and fossil fuel markets. Significant increases in asphalt prices or in the prices of other raw materials, if not offset by product price increases, could have a material adverse impact on the profits of the Company as it did in 2000.  There can be no assurance that the Company will be able to pass any future cost increases through to its customers in the form of price increases.

Impact of Weather

Because many of the Company’s products are designed to patch or fix damaged roofs, the Company’s revenues are affected by weather conditions. Sales of roofing products have historically tended to increase in areas that have experienced severe weather. The results of severe weather or the anticipation of severe weather may motivate property owners to undertake required roof maintenance or to replace an old or worn roof. The absence of inclement weather in some or all of the Company’s markets could have an adverse impact on the Company’s business, financial condition, results of operations or cash flows.

Dependence on Key Customer

The company is substantially dependent on Home Depot, the Company's largest customer.  Home Depot represented approximately 8.3% of gross sales in fiscal year 1999, 11.4% of gross sales in fiscal year 2000 and 13.3% of gross sales in fiscal year 2001 and also accounted for approximately 11.5% and 23.3% of accounts receivable at December 31, 2000 and 2001, respectively. In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company's relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in the second year of the agreement.  In the first quarter of 2002, the Company's relationship with Lowes, its second largest customer, was terminated.  The Company believes that the incremental revenue resulting from the Home Depot agreement will exceed the revenue lost as a result of the loss of Lowes as a customer.  Any deterioration of the Company's relationship with Home Depot, or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse affect on the Company.

Product Liability and Asbestos Litigation

The Company’s business entails an inherent risk of product liability claims, including a particular risk with respect to chrysotile asbestos-containing products that the Company manufactures. Although some roofing products manufacturers have switched to an exclusively non-asbestos line, some of the leading firms in the industry continue to use chrysotile asbestos in at least some of their products. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws. However, the Company has been named as a defendant in suits alleging certain asbestos-related injuries. Although the Company has not paid any amounts in judgment or settlement of any asbestos–related claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company. Other than these asbestos-related claims, no material product liability claims are currently pending against Henry Company. However, there can be no assurance that such claims will not arise in the future. The costs of defending the pending asbestos-related suits are currently funded by a joint defense arrangement among the Company’s insurance carriers and the Company believe such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after December 1, 1985.

The Company maintains product liability insurance for non-asbestos claims in the amount of $21,000,000. However, there can be no assurance that the product liability coverage maintained by the Company will be adequate to cover product liability claims or that the applicable insurer will be financially solvent at the time of any required payment. In addition, there can be no assurance that the Company will be able to maintain its product liability coverage on current or otherwise acceptable terms.

A product liability or asbestos-related claim that results in a judgment or settlement in excess of the Company’s insurance coverage, or a material judgment or settlement for an asbestos-related claim for injuries alleged to have arisen after 1985, could have a material adverse effect on the Company.   With respect to the asbestos related cases filed against the Company, the Company knows of none that is either not covered by liability insurance or is claiming exposure after December 1, 1985, although in a few cases, the date of exposure is unknown.

Reliance on Key Personnel

The Company’s future success will depend to a significant extent on its executive officers and other key management personnel. Although the Company has employment agreements with three of its executive officers, there can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future.

Competition

The roofing products and roofing systems industries are highly competitive in most product categories and geographic regions. Competition is largely based on quality, service, price and distribution capabilities. The Company competes for retail and wholesale business with both large national manufacturers and smaller regional producers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local brands, manufacturers with better access to certain geographic markets may have a competitive advantage in such markets. In addition, many of the Company’s competitors within the roofing products industry have greater financial, marketing, distribution, management and other resources than the Company, and as the industry consolidates, the Company’s competitors may further enhance these resources.

The Company also believes that excess capacity in the roofing products and roofing systems industry, especially during slow periods for the industry, could result in downward pricing pressure and intensified competition.   Additionally, it appears that the Company is facing increased competition in the wax emulsion segment of its business.  Given these factors, there can be no assurance that the Company will be able to continue to compete successfully against existing or new competitors, and the failure to do so would have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Environmental Matters

The past and present business operations of the Company and the past and present ownership and operation of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling, storage, treatment and disposal of wastes (including solid and hazardous wastes), the remediation of releases of toxic or hazardous materials or otherwise relating to health, safety and protection of the environment (“Environmental Laws”). As such, the nature of the Company’s operations as well as previous operations by others at real property owned, leased or used by the Company, expose the Company to the risk of claims under Environmental Laws, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on its experience to date, the Company does not expect such claims or the costs of compliance with the scope or enforcement of Environmental Laws to have a material impact on its earnings or competitive position. The Company believes that it is in substantial compliance with applicable Environmental Laws. No assurance can be given, however, that the discovery of presently unknown environmental conditions, changes in the scope or enforcement of Environmental Laws or their interpretation, or other unanticipated events will not give rise to expenditures or liabilities that may have a material adverse effect on the Company’s business, financial condition or results of operations. The Company, through its acquisition of Monsey Bakor, has been named as a potentially responsible party in litigation concerning contamination at a former waste–oil recycling facility used by it in Douglassville, Pennsylvania. The Company, also through its acquisition of Monsey Bakor, is also a party to a consent decree issued by the federal Environmental Protection Agency relating to remediation of contamination at its Kimberton, Pennsylvania facility. It is sharing remediation costs with a former owner of the facility that is also a party to the consent decree. Based on currently available information, the Company believes that neither this litigation nor this remediation will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

Governmental Regulation and Permits

The Company is subject to regulation under various federal, state and local laws, including laws regulating its manufacturing operations and laws relating to employee health and safety. Permits are required for operation of the Company’s business, and such permits are subject to renewal, modification and, in certain circumstances, revocation by governmental authorities. The loss of certain of such permits could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company expects to incur ongoing capital and operating costs and administrative expenses to maintain compliance with its permits and with applicable laws and regulations. The Company cannot predict the legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with new laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

ITEM 2.  PROPERTIES

The Company’s operations are conducted at the owned or leased facilities described below:

Locations	Facility Square Footage	Owned/Leased
United States
Huntington Park, California	95,478	Leased
Sacramento (Elk Grove), California	18,871	Leased
Portland, Oregon	55,735	Leased
Seattle (Auburn), Washington	12,500	Leased
Ontario, California	13,330	Leased
Houston, Texas	44,000	Owned
Kimberton, Pennsylvania	147,400	Owned
Indianapolis, Indiana	63,000	Owned
Waterford, New York	120,000	Owned
Rock Hill, South Carolina	40,000	Owned
Garland, Texas	76,500	Owned
Bartow, Florida	34,000	Owned
Kingman, Arizona	39,275	Owned
Joilet, Illinois	72,000	Owned
Denver, Colorado	13,112	Owned
Canada
Petrolia, Ontario	58,500	Owned
Mirabel, Quebec	6,100	Owned
Lachine (Montreal), Quebec	44,000	Owned

The Company also leases a small administration facility in Mississauga, Ontario. In addition, the Company owns a small facility in Troy, New York that it leases to a third party. The Company believes that its facilities are in good operating condition and are adequate to meet anticipated future requirements.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company is periodically named as a defendant in a variety of product liability lawsuits including “slip and fall” claims relating to pavement sealants and claims for alleged product failure. The Company does not believe these cases will have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

As of December 31, 2001, the Company was a party to approximately 40 active state court cases alleging certain asbestos-related injuries. There were eleven new cases filed in 2001, five filed in 2000, six in 1999, seven in 1998 and two in 1997. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws. Although the Company has not paid any amounts in judgment or settlement of any asbestos-related claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company.  The Company’s insurance carriers currently fund the legal costs of these suits and the Company believes that such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after December 1, 1985.   With respect to the cases filed, the Company knows of none that is either not covered by liability insurance or is claiming exposure after December 1, 1985, although in a few cases, the date of exposure is unknown.

The Company does not believe that the outcome of these suits and legal proceedings will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Environmental Matters

The Company is subject to extensive and changing environmental laws and regulations with which it believes it is in substantial compliance. However, there can be no assurance that the discovery of presently unknown environmental conditions or changes in the scope, interpretation or enforcement of environmental laws and regulations will not have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

The Company’s Kimberton facility was formerly occupied by a pharmaceutical manufacturer whose operations resulted in groundwater contamination identified on the site and surrounding area. The contaminant of concern was trichloroethylene which required various remedial activities, including the provision of alternate water supplies to users in the surrounding area and a groundwater treatment program. Remedial work is being completed under a consent decree the EPA negotiated in 1990 with the pharmaceutical manufacturer and the Company and a confidential cost sharing agreement between these two companies. The Company’s costs under the consent decree in 1999, 2000 and 2001 were approximately $73,000, $73,000 and $60,000, respectively, and are not expected to be significantly different during 2002 and 2003. The Company has a liability recorded for the entire expected costs of the remedial work over the remaining term of the consent decree and cost-sharing agreement. Costs paid under the consent decree and cost-sharing agreement of $60,000 in 2001 reduced the liability to $3.2 million at December 31, 2001.

The Company is currently upgrading, replacing or closing underground storage tanks that it owns or operates to meet certain corrosion protection and overfill/spill containment standards. The Company estimates that the capital expenditures required to comply with various regulatory programs in 2002 will not have a material adverse effect on the Company’s earnings, cash flows or competitive position. Such estimates, however, are based on factors and assumptions that are subject to change, including potential modifications of regulatory requirements, detection of unanticipated environmental conditions or other currently unexpected circumstances.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Company’s common equity.

As of December 31, 2001, there were seven (7) beneficial holders of the Company’s Common Stock and one beneficial holder of the Company’s Class A Common Stock.

At the present time, the Company intends to retain all earnings for use in the operation and development of its business and does not expect to declare or pay any cash dividends in the foreseeable future. The Company’s current credit facility also prohibits the payment of any dividends. Any determination in the future to pay dividends will depend on the Company’s earnings, financial condition, capital requirements, level of indebtedness and other factors deemed relevant by the Company’s Board of Directors, including any contractual or statutory restrictions on the Company’s ability to pay dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Henry Company’s consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 2001, and the consolidated balance sheet data at December 31, 2000 and 2001, are derived from the consolidated financial statements of Henry Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1997 and 1998 and the consolidated balance sheet data at December 31, 1997, 1998, and 1999 are derived from audited financial statements of Henry Company not included in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31
	1997	1998(5)	1999	2000	2001
	(In thousands)
Consolidated Statement of Operations Data(1):
Net sales	$67,424	$150,156	$178,705	$193,461	$193,806
Cost of sales	46,413	105,143	124,906	143,266	138,473
Gross profit	21,011	45,013	53,799	50,195	55,333
Operating expenses:
Selling, general and administrative	17,509	35,480	47,864	48,543	49,342
Restructuring charges	—	—	—	735	569
Amortization of intangibles	137	1,629	2,928	2,550	2,525
Operating income (loss)	3,365	7,904	3,007	(1,633)	2,897
Interest expense	1,465	6,567	9,194	9,889	10,060
Interest and other income, net	(321)	(243)	(224)	(260)	(191)
Income (loss) before extraordinary item	2,221	1,580	(5,963)	(11,262)	(6,972)
Extraordinary gain related to early extinguishments of debt	—	—	(601)	—	—
Income (loss) before provision (benefit) for taxes	2,221	1,580	(5,362)	(11,262)	(6,972)
Provision (benefit) for income taxes (2)	33	509	304	(4,596)	(1,634)
Net income (loss)	$2,188	$1,071	$(5,666)	$(6,666)	$(5,338)

Pro forma provision for income taxes (3)	882	—	—	—	—
Pro forma net income (3)	1,339	—	—	—	—
Other Financial Data:
Capital expenditures	$801	$2,997	$4,184	$3,052	$1,358
Depreciation and amortization (including amortization of intangibles)	1,469	4,894	7,171	7,591	7,315
EBITDA (4)	5,155	13,041	10,402	6,218	10,403
Cash flows provided by (used in):
Operating activities	4,781	9,981	(3,387)	(10,114)	6,507
Investing activities	(949)	(48,010)	(6,783)	(2,801)	(1,326)
Financing activities	(4,013)	50,445	(1,374)	13,354	(5,710)

	1997	1998	1999	2000	2001

Combined Balance Sheet Data (1):
Cash and cash equivalents	$119	$12,023	$685	$1,046	$426
Working capital	7,204	32,380	23,862	20,797	20,518
Total assets	30,418	125,514	119,325	125,288	110,899
Long-term debt, including current maturities and borrowings on lines of credit	13,748	87,631	84,671	95,370	91,297
Total shareholders’ equity (deficit)	5,122	5,830	804	(6,365)	(12,440)

___________

(1)                                  For periods prior to April 22, 1998, the Company’s financial statements were prepared on a combined basis with Warner Development Company of Texas (“Warner Development”) as both entities were under common control with identical shareholder ownership interests. On April 21, 1998, Warner Development was merged into Henry Company and the outstanding shares of Warner Development capital stock were cancelled.

(2)                                  Prior to April 1998, Henry Company was operated as a subchapter “S” Corporation under the Code. As a result, Henry Company did not incur federal and state income taxes (except with respect to certain states) and, accordingly, the provision for income taxes only includes the applicable state income tax. Federal and state income taxes (except with respect to certain states) on the income of Henry Company have been incurred and paid directly by the shareholders of Henry Company. It had been the policy of Henry Company to make periodic distributions to the shareholders in respect of such tax liabilities. During the year ended December 31,1998, Henry Company paid distributions of $1.2 million for the shareholders’ 1997 tax liabilities. On April 22, 1998, the Company converted to a “C” corporation under the Code and will subsequently pay all future tax obligations of the Company to the appropriate taxing authorities.

(3)                                  As described in Note (2) above, Henry Company was operated as a Subchapter “S” Corporation for 1997. The pro forma provision for income taxes and pro forma net income reflect the results as if Henry Company were operated as a “C” Corporation for the historical periods presented.

(4)                                  EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and non-recurring, non-cash charges, less any cash expended that funds a non-recurring, non-cash charge. While EBITDA should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the respective years and related interim periods is as follows:

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Net income (loss)	$2,188	$1,071	$(5,666)	$(6,666)	$(5,338)
Provision (benefit) for income taxes	33	509	304	(4,596)	(1,634)
Interest expense	1,465	6,567	9,194	9,889	10,060
Depreciation and amortization	1,469	4,894	7,171	7,591	7,315
Extraordinary gain on debt extinguishment (6)	—	—	(601)	—	—
EBITDA	$5,155	$13,041	$10,402	$6,218	$10,403

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

(7)                                  The Company recorded a $735,127 and a $568,808 restructuring charge in 2000 and 2001, respectively, related to plant closings and the reorganization or elimination of certain administrative and selling functions. The charges represent severance and other personnel payments related to the streamlining of operations associated with the implementation of cost reduction initiatives noted above.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Financial Data and the Company’s Consolidated Financial Statements, including notes thereto, appearing elsewhere in this Annual Report.

GENERAL

The Company is a construction materials company focusing primarily on products for roofing, sealing and paving applications. The Company develops, manufactures and markets several separate but related product lines including roof and driveway coatings and paving products, industrial emulsions, air barriers, polyurethane foam for roofing and commercial uses, sealants for construction and marine uses and specialty products. The Company has eighteen manufacturing and distribution facilities throughout North America. The Company’s business is seasonal and is dependent on weather trends that vary by geographic region.

During fiscal year 2001, the Company instituted a number of initiatives to improve operating results including, but not limited to: (i) a change in executive level management, appointing Mr. Baribault as President and Chief Operating Officer; (ii) the implementation of a restructuring plan in which the Company closed a manufacturing plant, reorganized or eliminated certain administrative functions, and restructured its selling organization; (iii) a reduction in administrative and operating expenses, including those associated with telecommunications, automobiles, travel and entertainment and freight; (iv) improvement in inventory control and production planning programs including a  reduction in both the number of formulas used to manufacture the Company’s products and finished good SKUs;   (v) introduction of improved analytics in the areas of product pricing, customer profitability, and freight costs;  (vi) restructuring of a performance-based bonus program; (vii) increased focus on improving product quality and reducing returns and allowances; (viii) reduction in raw materials costs, in addition to those attributable to changes in commodity prices; and related other action steps designed to enhance profitability.  Although it is expected that future benefits may result from management’s ongoing efforts to reduce costs and increase revenues, no assurance can be given that such operating performance will be achieved.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions for the reporting period and as of the financial statement date.  These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  Actual results could differ from those amounts.

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results, and which require management to make difficult, subjective and/or complex judgments.  Critical accounting policies cover accounting matters that are inherently uncertain because the future resolution of such matters is unknown.  The Company believes that critical accounting policies include accounting for sales rebates, accounting for allowances for doubtful accounts, accounting for inventory, and accounting for intangible and other long lived assets.

Sales rebates and discounts are common practice in the industries in which the Company operates.  Volume, promotional, price, cash and other discounts and customer incentives are accounted for as a reduction to gross sales.  Rebates and discounts are estimated and recorded when sales of products are made.  These provisions for rebates and discounts are adjusted, if necessary, when additional information becomes available.

Management is required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable.  The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible.  These allowances are used to reduce gross trade accounts receivable to their net realizable value.  The Company records these allowances based on estimates related to the following factors:  i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company’s historical experience, for collectibilility issues not yet identified.

Inventories are stated at the lower of cost or market value and are categorized as raw materials or finished goods.  Inventory is reviewed for damaged, obsolete, excess and slow-moving inventory and reserves are provided as necessary.  The Company has the ability to rework slow-moving inventory into more saleable product.

The Company evaluates the recoverability of identifiable intangible assets and other long-lived assets in accordance with SFAS No. 121, which generally requires the assessment of these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use and ultimate disposition of these assets.

BUSINESS SEGMENTS

The Company manages its business through two reportable segments or primary business units with separate management teams, infrastructures, marketing strategies and customers. The Company’s reportable segments are: the Henry Building Products Division, which develops, manufactures and markets roof and driveway coatings and paving products, industrial emulsions, air barriers, and specialty products; and the Resin Technology Division, which develops, manufactures and sells polyurethane foam for roofing and commercial construction. The Company evaluates the performance of its operating segments based on sales, gross profit and operating income. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown below.

	Henry Building Products Division	Resin Technology Division	Total
2001
Net sales	$171,672,776	$22,132,860	$193,805,636
Gross profit	50,826,212	4,506,093	55,332,305
Operating income	2,116,708	779,839	2,896,547
Depreciation and amortization	7,126,923	187,725	7,314,648
Total assets	97,469,792	13,429,469	110,899,261
Capital expenditures	1,232,511	125,495	1,358,006
2000
Net sales	$171,427,721	$22,033,865	$193,461,586
Gross profit	46,278,492	3,916,938	50,195,430
Operating income (loss)	(2,054,982)	422,296	(1,632,686)
Depreciation and amortization	7,424,855	166,043	7,590,898
Total assets	112,346,023	12,941,546	125,287,569
Capital expenditures	2,755,164	297,286	3,052,450
1999
Net sales	$160,209,476	$18,495,180	$178,704,656
Gross profit	50,512,550	3,285,908	53,798,458
Operating income	2,938,915	68,251	3,007,166
Depreciation and amortization	6,976,246	195,021	7,171,267
Total assets	106,700,898	12,624,539	119,325,437
Capital expenditures	4,024,680	159,741	4,184,421

The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for 1999, 2000 and 2001 are as follows:

	Net Sales	Long-Lived Assets
2001
United States	$160,876,477	$59,583,273
Canada	32,929,159	7,515,720
Total	$193,805,636	$67,098,993
2000
United States	$160,639,850	$62,725,434
Canada	32,821,736	8,478,534
Total	$193,461,586	$71,203,968
1999
United States	$148,874,641	$67,079,856
Canada	29,830,015	8,921,012
Total	$178,704,656	$76,000,868

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data:

	Year Ended December 31
	1999	% of Sales	2000	% of Sales	2001	% of Sales
	(in millions)
Net sales	$178.7	100.0%	$193.5	100.0%	$193.8	100.0%
Cost of sales	124.9	69.9%	143.3	74.1%	138.5	71.5%
Gross profit	53.8	30.1%	50.2	25.9%	55.3	28.5%
Operating expenses:
Selling, general and administrative	47.9	26.8%	48.5	25.1%	49.3	25.4%
Restructuring charges	0.0	0.0%	0.7	0.3%	0.6	.3%
Amortization of intangibles	2.9	1.6%	2.6	1.3%	2.5	1.3%
Operating income	3.0	1.7%	(1.6)	(0.8)%	2.9	1.5%
Interest expense	9.2	5.1%	9.9	5.1%	10.1	5.2%
Interest and other income, net	(0.2)	(0.1)%	(0.2)	(0.1)%	(0.2)	(0.1)%
Loss before extraordinary item	(6.0)	(3.4)%	(11.3)	(5.8)%	(7.0)	(3.6)
Extraordinary gain debt extinguishments	0.6	0.3%	0.0	0.0%	0.0	0.0%
Loss before provision (benefit) for taxes	(5.4)	(3.0)%	(11.3)	(5.8)%	(7.0)	(3.6)%
Provision (benefit) for income taxes	0.3	0.2%	(4.6)	(2.3)%	(1.6)	(0.8)%
Net loss	$(5.7)	(3.2)%	$(6.7)	(3.5)%	$(5.3)	(2.8)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales.  The Company’s net sales increased to $193.8 million for the year ended December 31, 2001, an increase of $0.3 million, or 0.2%, from $193.5 million for the year ended December 31, 2000. The increase was primarily due to product sales price increases enacted during the latter part of 2000 and 2001 partially offset by a decrease in unit sales volume in 2001.

Gross Profit.  The Company’s gross profit increased to $55.3 million for the year ended December 31, 2001, an increase of $5.1 million, or 10.2%, from $50.2 million for the year ended December 31, 2000. Gross profit increased as a percentage of net sales to 28.5% for the year ended December 31, 2001 from 25.9% for the year ended December 31, 2000. The increase was primarily attributable to the increased success of the Company in passing on raw material cost increases (primarily related to petroleum based products) to its customers during 2001, increased sales of its premium “Henry” branded products, rationalization or elimination of certain lower margin items and a decline in raw material costs during the fourth quarter of 2001.

Selling, General and Administrative.  Selling, general and administrative expenses as a percentage of net sales increased to 25.4% for the year ended December 31, 2001 from 25.1% for the year ended December 31, 2000. The Company’s selling, general and administrative expense increased to $49.3 million for the year ended December 31, 2001, an increase of $0.8 million, or 1.7%, from $48.5 million for the year ended December 31, 2000.  Included in selling, general and administrative expenses were expenses of $0.5 million for the transition to a new employee medical plan in mid-2001, and severance and related expenses of  $0.8 million not otherwise included in restructuring charges.

Restructuring Charges.  Restructuring charges amounted to $0.6 million for the year ended December 31, 2001.  These charges primarily relate to a plant closing, restructuring of the selling organization, the reorganization of certain operational and marketing functions and the related severance costs.

Amortization of Intangibles.  Amortization of intangibles decreased to $2.5 million for the year ended December 31, 2001, a decrease of $0.1 million, or 3.9%, from $2.6 million for the year ended December 31, 2000.  Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

Operating Income (Loss).  Operating income amounted to $2.9 million for the year ended December 31, 2001, an increase of $4.5 million, from the operating loss of $1.6 million for the year ended December 31, 2000. The increase of $4.5 million was primarily attributable to the increased gross profit, discussed above.

Interest Expense.  Interest expense increased to $10.1 million for the year ended December 31, 2001, an increase of $0.2 million, or 2.0%, from $9.9 million for the year ended December 31, 2000. The increase was primarily attributable to additional working capital borrowings, partially offset by declining interest rates due to the new credit facility and a generally lower interest rate environment in 2001.

Provision (Benefit) for Income Taxes.  The benefit for income taxes decreased to a benefit of $1.6 million for the year ended December 31, 2001, a decrease of $3.0 million, from a benefit of $4.6 million for the year ended December 31, 2000. The decrease was primarily due to the decreased loss before income taxes and the decrease in related tax benefits.

Net Loss.  The net loss was $5.3 million for the year ended December 31, 2001, a decrease of $1.4 million, or 20.9% from a $6.7 million net loss for the year ended December 31, 2000. The reduction in the net loss was primarily due to sales price increases and the improvement in gross margin as noted above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales.  The Company’s net sales increased to $193.5 million for the year ended December 31, 2000, an increase of $14.8 million, or 8.3%, from $178.7 million for the year ended December 31, 1999. The increase was primarily due to product sales price increases enacted in the second and third quarters of 2000, growth in sales with several existing major accounts and increased sales in the southwest during the first quarter of 2000 as a result of heavy rainfalls.

Gross Profit.  The Company’s gross profit decreased to $50.2 million for the year ended December 31, 2000, a decrease of $3.6 million, or 6.7%, from $53.8 million for the year ended December 31, 1999. Gross profit decreased as a percentage of net sales to 25.9% for the year ended December 31, 2000 from 30.1% for the year ended December 31, 1999. The decrease was primarily attributable to increased raw material costs primarily related to petroleum based products and the inability of the Company to pass such costs through to its customers during the first six months of 2000.

Selling, General and Administrative.  Selling general and administrative expenses as a percentage of net sales decreased to 25.1% for the year ended December 31, 2000 from 26.8% for the year ended December 31, 1999. The Company’s selling, general and administrative expense increased to $48.5 million for the year ended December 31, 2000, an increase of $0.6 million, or 1.3%, from $47.9 million for the year ended December 31, 1999. The increase was primarily due to the more than commensurate increase in net sales and the Company’s continued support of its national brand strategy.

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

Extraordinary Gain Related to Early Extinguishment of Debt.  The Company did not retire any of its outstanding Senior Notes during the year ended December 31, 2000. The Company retired a portion of the outstanding Senior Notes which resulted in a $0.6 million gain, net of income taxes for the year ended December 31, 1999.

Provision (Benefit) for Income Taxes.  The provision for income taxes decreased to a benefit of $4.6 million for the year ended December 31, 2000, a decrease of $4.9 million, from a provision of $0.3 million for the year ended December 31, 1999. The decrease was primarily due to the decrease in loss before income taxes.

Net Loss.  Net loss was $6.7 million for the year ended December 31, 2000, an increase of $1.0 million, or 17.5% from a $5.7 million net loss for the year ended December 31, 1999. The net loss was primarily due to increased raw material costs, increased interest expense, restructuring charges and other factors discussed above.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. The Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new lending institutions. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down. This senior credit facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the revolver bear interest at the Prime rate with an option to borrow based on the LIBOR rate.  The loan balance outstanding and the remaining availability of credit under the revolver were $6.0 million and $4.4 million respectively, at December 31, 2001.

The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. The balance outstanding under this revolving line was $0.1 million at December 31, 2001. The Company believes that cash from operations and fundings on its bank lines of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company’s anticipated working capital, capital expenditure, debt service or other financing requirements or that the Company will not require additional financing within this time frame.  The Company’s contractual obligations during the next few years and total contractual obligations are as follows:

	Contractual Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	After 5 years	Total
Long-Term Debt	$6,652,014	$1,053,405	$1,063,263	$82,528,471	$91,297,153

Capital Lease Obligations	—	—	—	—	—

Operating Leases (a)	1,419,311	1,820,936	894,761	2,469,722	6,604,730

Unconditional Purchase Obligations	—	—	—	—	—

Other Long-Term Obligations (b)	—	500,000	1,000,000	1,500,000	3,000,000

Total Contractual Cash Obligations	$8,071,325	$3,374,341	$2,958,024	$86,498,193	$100,901,883

(a)                  Consists of property, equipment, and auto leases.

(b)                 Assumes Mr. Mooney will exercise his put option on redeemable convertible preferred stock.

The Company’s primary sources of capital are cash flows from operations and borrowings under bank credit facilities, each of which could be negatively impacted by a reduction in demand for the Company’s products.  Demand for the Company's products is affected by many factors, including weather, competition, and the competitive position of the Company's customers.  A reduction in demand for the Company's products in some or all of the Company’s markets could have an adverse impact on the Company’s liquidity.

Cash Flows for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

The Company’s net cash provided by operations was $6.5 million compared to $10.1 million used in operations for the years ended December 31, 2001 and 2000, respectively. The increase in cash provided by operations from December 31, 2000 to December 31, 2001 of $16.6 million was primarily attributable to the lower net loss incurred in 2001, declines in trade and notes receivable, declines in inventories, and a smaller increase in deferred tax assets from fiscal year 2000 to 2001.  Net cash used in investing activities during the year ended December 31, 2001 and the year ended December 31, 2000 was  $1.3 million and $2.8 million, respectively. The decrease in cash used in investing activities of $1.5 million from the year ended December 31, 2000 to the year ended December 31, 2001 was primarily due to decreased capital expenditures of $1.7 million.

Cash flows used in financing activities during the year ended December 31, 2001 were $5.7 million compared to $13.4 million provided by financing activities for the year ended December 31, 2000. The decrease in cash flows from financing activities of $19.1 million from the year ended December 31, 2000 to December 31, 2001 was primarily due to a reduction in borrowings under the line of credit agreement and a reduction in book overdrafts from 2000 to 2001.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces APB 16 and eliminates pooling–of–interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment–only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on January 1, 2002, at the beginning of fiscal year 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal year 2003.  The Company is in the process of determining the impact of this standard on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations.  All provisions of this Statement will be effective in the first quarter of fiscal year 2002.  The adoption of this standard is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Task Force (“EITF”) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25.  This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances.  Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established.  This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company’s first quarter ended March 31, 2002.  Upon adoption the Company is required to reclassify all prior period amounts to conform to the current period presentation.  The Company is currently evaluating the effects of these changes on the Company's consolidated financial statements.

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

Interest Rate Risk—From time to time, the Company temporarily invests its excess cash in interest bearing temporary investments of high quality issuers or with major financial institutions. Due to the short–term maturity of the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk exposure for changes in interest rates relates to the Company’s debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. The majority of the Company’s long–term debt is comprised of $81.3 million of Series B Senior Notes which represent fixed rate borrowings. The fair value of the Senior Notes at December 31, 2001 was approximately $30.9 million. The Company believes that near term changes in interest rates would not have a significant impact on the Company’s financial position as the Company has a limited amount of interest rate risk sensitive financial instruments at December 31, 2001.

Foreign Exchange Rate Risk—The Company conducts business principally in North America and in U.S. and Canadian currencies. The Company’s U.S. operations denominate all sales transactions in U.S. dollars. The Company’s Canadian subsidiaries are paid in Canadian dollars for sales made in Canada. Excess Canadian funds generally have been invested in the Canadian operation rather than being remitted to the U.S. parent. At December 31, 2001, the Company had no foreign currency exchange contracts or hedging instruments.

Commodity Price Risk—The Company uses certain raw materials in its manufacturing process that fluctuate with certain commodity prices. These raw materials include asphalt, aluminum paste, rubber and certain dissoynates. The Company continuously monitors key trends in the commodity prices impacting raw materials. At December 31, 2001, the Company had no commodity risk hedges or derivative instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Henry Company are included in a separate section of this Annual Report on Form 10–K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the Company’s directors and executive officers as of December 31, 2001:

Name	Age	Position
Warner W. Henry(1)(2)	63	Chairman of the Board and Chief Executive Officer
Joseph T. Mooney, Jr.(1)	67	Vice Chairman of the Board
Paul H. Beemer(1)(2)	79	Vice Chairman of the Board
William H. Baribault (1)(2)(3)	59	President, Chief Operating Officer and Director
Jeffrey A. Wahba(1)(2)	45	Chief Financial Officer, Secretary and Director
James Doose	53	President—Resin Technology Company
Larry A. Karasiuk	57	President—Bakor Division
Norman F. Nickerson (4)	61	President—Henry Building Products Division
Frederick H. Muhs(1)	63	Director
Carol F. Henry	62	Director
Donald H. Ford	94	Director
Terrill M. Gloege(1)(2)	66	Director

(1)                                  Member of the Executive Committee

(2)                                  Member of the Audit Committee

(3)                                  In January 2001, William H. Baribault was appointed the acting President and Chief Operating Officer, and in August 2001 Mr. Baribault was appointed President and Chief Operating Officer.

(4)                                  In February 2001, Norman F. Nickerson was appointed the President of the Henry Building Products Division upon the prior President’s departure from the Company.

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

William H. Baribault has been President, Chief Operating Officer, and a director of Henry Company since August 2001.  Prior to joining Henry, he was a partner of Eagle Associates, an investment banking and consulting firm.  From 1975 to 1999, Mr. Baribault held various positions including Chairman and CEO of Elect///Air, The Fornaciari Company, and Fluid Power Locator, and Vice President of Applied Industrial Technologies, all distributors and manufacturers of pneumatic and hydraulic automation components.  Mr. Baribault also serves as Chairman of Professional Business Bank and Descanso Gardens and serves as a director on the boards of Architectural Woodworking Company, M Chemical Company, Active Sales Inc, and Chief Executives Organization.  Mr. Baribault received his A.B. degree from Stanford University.

Joseph T. Mooney, Jr. has served as a Vice Chairman of the Board of the Company since the closing of the Monsey Bakor acquisition. Mr. Mooney began his career with Monsey Bakor in 1960 and previously served as Chairman of the Board and President of Monsey Bakor from 1972 to April 1998, where his responsibilities included major strategic decisions regarding product and equipment purchases as well as oversight of all of Monsey Bakor’s financial operations. Mr. Mooney received a B.S. from Villanova University.

Paul H. Beemer has served as Vice Chairman of Henry Company since 1983, and as a director of Henry Company or its parent since 1964. Mr. Beemer began with Henry Company in 1947, holding various technical and sales management positions, and has also served as General Manager and President. Mr. Beemer was responsible for the formulation and development of a number of Henry Company’s key products and continues to serve in a part–time technical consulting role. Mr. Beemer received a B.S. from Loyola University in Los Angeles.

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

Larry A. Karasiuk has served as President—Bakor Canada since the closing of the Monsey Bakor acquisition. Mr. Karasiuk served as the President of Bakor Holdings, Inc. and as the President of Monsey Bakor’s Canadian operations beginning in 1991. From 1982 to 1991, Mr. Karasiuk was the Vice President of Marketing and Sales with the predecessor company of Bakor Holdings, Inc., Bakelite Thermosets Building Materials Division. Prior to that time, Mr. Karasiuk served in various management positions with Hunter Douglas, a subsidiary of Alcan. Mr. Karasiuk attended Simon Fraser University and York University.

Norman F. Nickerson has served as Executive Vice President of the Henry Building Products Division since the closing of the Monsey Bakor acquisition until February 2001 when he was named President of the Henry Building Products Division. Mr. Nickerson served as Vice President of Sales of Monsey Bakor from 1985 to 1998. From 1979 to 1985, Mr. Nickerson was General Manager of Monsey Bakor’s Southeastern division. From 1972 to 1979, Mr. Nickerson was General Manager of Cosmicoat, Inc. Mr. Nickerson received his B.A. in History from Allegheny College.

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

Donald H. Ford has been a director of Henry Company since 1958. From 1933 through 2001, Mr. Ford practiced law with the law firm of Overton, Lyman and Prince in Los Angeles, California. Mr. Ford received a B.S. in Commerce from Oregon State University and a J.D. from the University of Michigan.   Mr. Ford passed away in March, 2002.

Terrill M. Gloege has been a director of Henry Company since 1993. He retired as the Chief Financial Officer of the Carson Companies in 2001. Mr. Gloege is currently a director of Dominguez Services Corporation, a water services utility company. Mr. Gloege received a B.S. from the United States Coast Guard Academy and an M.B.A. from Stanford University.

The Company’s bylaws provide that the Board of Directors of the Company shall consist of nine directors. The number of authorized directors may be increased or decreased from time to time by an amendment to the bylaws adopted by the Board of Directors or by the Company’s shareholders. Directors are elected at each annual meeting of the Company’s shareholders to hold office until the next annual meeting and until their successors have been elected and qualified. Executive officers are appointed by the Board of Directors and serve at the Board’s discretion, subject to any contracts of employment with the Company.

Warner W. Henry and Carol F. Henry are husband and wife.

Board Committees

The Executive Committee is comprised of Warner W. Henry, Paul H. Beemer, Joseph T. Mooney, Jr., William H. Baribault, Terrill M. Gloege, and Frederick H. Muhs. Jeffrey A. Wahba serves as Secretary of the Executive Committee without a vote. The Executive Committee has the full authority of the Board of Directors, except with respect to the approval of any action for which shareholder approval is required by law or for certain other fundamental corporate actions, which require the act of the full Board. The Audit Committee is comprised of Warner W. Henry, Paul H. Beemer,  Terrill M. Gloege, Jeffrey A. Wahba, William H. Baribault, and Frederick H. Muhs. The Audit Committee oversees the activities of Henry Company’s independent accountants. The Compensation Committee is comprised of Warner W. Henry, Terrill M. Gloege and Frederick H. Muhs.

Executive and Director Compensation

The Company’s directors do not receive any cash compensation for service on the Board of Directors or any Committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at board and committee meetings.

The Compensation Committee and William H. Baribault monitor the Company’s compensation policies and review executive and employee annual compensation increases. Mr. Baribault’s compensation was determined by the Compensation Committee without the participation of Mr. Baribault and increases in Mr. Henry’s annual compensation are determined by the Executive Committee without the participation of Mr. Henry. No executive officer of the Company serves as a member of the Board of Directors of any other entity that has one or more members serving as a member of the Company’s Board of Directors.

Paul H. Beemer is compensated for consulting advisory services pursuant to a consulting agreement with the Company. Mr. Beemer provides the Company with a certain number of hours of consulting advisory services each quarter for compensation of $100,000 per year. Mr. Beemer may also provide additional services that are compensated at the rate of $105 per hour. The consulting agreement also contains a noncompetition clause restricting Mr. Beemer’s employment or service with a business entity that competes with the Company in its present or future marketing areas. Mr. Beemer’s consulting agreement expires on June 30, 2002. In fiscal year 2001, Mr. Beemer received $100,000 in compensation under his consulting agreement.

In connection with services provided by The Muhs Company, Inc., Frederick H. Muhs provides certain business and financial consulting services to Henry Company. Henry Company pays The Muhs Company, Inc. a retainer of $6,250 per month for these services. In fiscal year 2001, The Muhs Company, Inc. received $75,000 for business and financial consulting services. See “Certain Transactions.”

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation received for services rendered to Henry Company in all capacities during the fiscal year ended December 31, 2001 by Henry Company’s Chief Executive Officer and each of Henry Company’s four other most highly compensated executive officers whose annual salary and bonus for the year ended December 31, 2001 exceeded $100,000 (collectively, the “Named Executive Officers”):

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp.(1)	Long-Term Incentive Plan LTIP Payout	All Other Compensation
Warner W. Henry Chairman of the Board and Chief Executive Officer	2001	$285,000	$250	—	—	—
	2000	285,000	—	—	—	—
	1999	386,000	—	$14,500	—	—

James Doose President—Resin Technology Company	2001	257,692	82,436	—	—	—
	2000	251,084	22,700	—	—	—
	1999	243,620	22,700	4,828	—	—

James Van Pelt Vice President Grundy Division	2001	200,000	140,000	—	—	—
	2000	195,921	140,000	—	—	—
	1999	186,390	—	—	—	—

William H. Baribault President and Chief Operating Officer	2001	112,500	150,000	—	—	—
	2000	—	—	—	—	—
	1999	—	—	—	—	—

Larry A. Karasiuk President—Bakor Canada	2001	176,544	54,868	—	—	—
	2000	179,794	26,893	—	—	—
	1999	173,220	20,181	—	—	—

Joseph T. Mooney Vice Chairman of the Board	2001	180,000	250	—	—	—
	2000	236,672	—	—	—	—
	1999	350,000	—	—	—	—

(1)           “Other Annual Compensation” represents contributions to the accounts of the Named Executive Officers under Henry Company’s Nonqualified Executive Deferral Plan and Profit Sharing/401(k) Plan. See “Executive Deferral Plan” and “Profit Sharing/401(k) Plan.”

Warrant Grants Outstanding

The following table provides certain information regarding warrants to purchase shares of Henry Company’s capital stock outstanding to any Named Executive Officer during the fiscal years ended December 31, 2000 and 2001:

Warrant Grants

				Individual Grants
Name	Number of Securities Underlying Warrants Granted		% of Total Warrants Granted to Employees in Fiscal Year	Exercise Price(2)	Expiration Date	Gant Date Present Value(3)r
Warner W. Henry	400,000	(1)	100	$12.94	9/30/12	$44,000

(1)           On October 1, 1997 Henry Company granted the Warner W. Henry Living Trust warrants to purchase an aggregate of 400,000 shares of Henry Company capital stock, consisting of 12,000 shares of Class A Common Stock and 388,000 shares of Common Stock (the “Henry Warrants”). The Henry Warrants expire on September 30, 2012 and may be exercised in whole or in part at variable and increasing exercise prices over the term of the Henry Warrants. The current and maximum exercise prices of the Henry Warrants for both Class A Common Stock and Common Stock are $12.94 and $38.82 per share, respectively. Warner W. Henry is the trustee of the Warner W. Henry Living Trust and may be assumed to have beneficial ownership of the Henry Warrants and shares purchasable upon exercise of the Henry Warrants. The Henry Warrants were issued as further consideration for certain loans made to Henry Company by Mr. Henry.

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

Executive Deferral Plan

Henry Company has adopted an Executive Deferral Plan (the “Plan”) to allow certain management personnel and highly compensated employees to defer a portion of their annual salary and bonus to be paid at a future date chosen by them or upon their retirement, death, disability or termination of employment. Participants in the Plan are selected by an administrative committee (the “Plan Committee”) appointed by the Board of Directors which establishes eligibility qualifications and manages and administers the Plan. To participate in the Plan for any year, a participant must make an irrevocable election to defer at least $2,000 to a maximum of 100% of his or her base salary and bonus for such year prior to the beginning of the year for which the salary and bonus relate. For each Plan year Henry Company may contribute to each participant’s account at the Plan Committee’s discretion. Deferred amounts are credited with interest at the September ”Moody’s Seasoned Corporate Bond” rate that is published prior to the end of the Plan year preceding the Plan year for which the rate is used. Participants are at all times fully vested in their deferred compensation accounts except in the event of a termination of their employment, in which case participants are vested to only a percentage of any Company contributions that have been made, calculated according to the executive’s number of years of employment. At the time of deferral, participants may elect to receive future short–term payouts with respect to each year’s deferral, payable in a lump sum not prior to the sixth Plan year following such deferral. Amounts payable to a participant pursuant to the Plan are unfunded amounts to be paid from the general assets of the Company and are at all times subject to the risk of the Company’s business. The Company funds the Plan with whole life insurance policies.

Profit Sharing/401(k) Plan

Henry Company’s Profit Sharing/401(k) Plan, as amended and restated as of January 1, 1995 (the “401(k) Plan”) is a qualified profit sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed one year of service and attained the age of 21. Participants in the 401(k) Plan may contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,500. In addition, Henry Company may make annual discretionary matching contributions not to exceed 10% of a participant’s annual compensation. Currently, participant contributions are matched at the rate of $0.50 for each dollar up to 4% of the participant’s compensation. Participating employees are 100% vested in participant contributions and become vested to a certain percentage of any Henry Company discretionary matching contributions according to the employee’s years of service with Henry Company or its affiliates.

Employment Agreements and Compensation Arrangements

Henry Company has entered into employment agreements with Mr. Baribault, Mr. Doose and Mr. Van Pelt.

Mr. Baribault’s employment agreement provides for an annual base salary of $300,000, subject to annual review by the Company’s Board of Directors.  Mr. Baribault also receives annual bonuses based on the Company’s operating performance relative to the target performance set forth in the Company’s annual operating plan.  If Mr. Baribault is terminated without cause, he is entitled to earned base compensation plus any earned performance bonus during the year of termination.  He is also entitled to severance pay that is a multiple of annual base salary, determined by years of service.  Mr. Baribault’s employment agreement terminates December 31, 2005.

Mr. Doose’s employment agreement provides for a base salary, subject to annual cost–of–living and discretionary increases. For 2001, Mr. Doose’s base salary was $257,692. Mr. Doose also receives annual bonuses based on the net operating profits of, and on the return on capital employed at, RTC.  If Mr. Doose is terminated without cause, he is entitled to base compensation plus the bonus calculated on net operating profits for the remaining term of the agreement.  Mr. Doose’s employment agreement terminates January 1, 2004.

Mr. Van Pelt's employment agreement provides for an annual base salary of $200,000.  Mr. Van Pelt also receives annual bonuses of $140,000 through the term of this agreement.  Mr. Van Pelt's employment agreement terminated March 26, 2002.  The Company also has a noncompetition agreement with Mr. Van Pelt, which restricts Mr. Van Pelt from competing with Henry Company until March 26, 2005.

Indemnification of Directors and Officers

The Company’s Articles of Incorporation authorize the indemnification of Company officers and directors to the fullest extent permissible under California law. Subject to the Articles of Incorporation and California law, the Bylaws provide that Henry Company shall indemnify each of its directors and officers against expenses, judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any person is or was a Company director or officer. The Company maintains directors and officers liability insurance coverage.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information regarding beneficial ownership of the Common Stock and the Class A Common Stock of the Company as of December 31, 2001. Henry Company believes that persons and entities named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. There is no established public trading market for any class of Henry Company’s equity securities.

	Beneficial Ownership of Common Stock			Beneficial Ownership of Class A Common Stock			Total Voting Power (1)(2)(3) (4)(5)	Total Economic Interest (1)(2)(3)(4)
Name and Address of Beneficial Owner	Number of Shares		Percent (1)(2)(3)	Number of Shares		Percent	Percent	Percent
Warner W. Henry, Trustee, Warner W. Henry Living Trust(6) 2911 Slauson Ave. Huntington Park, CA 90255	388,000	(1)	53.0%	18,000	(4)	100.0%	74.7%	54.1%
Terrill M. Gloege as Trustee of the William Warner Henry Trust established under the Henry Trust dated 9/17/93 2911 Slauson Ave. Huntington Park, CA 90255	64,106		8.8	—		—	4.7	8.6
Terrill M. Gloege as Trustee of the Catherine Anne Henry Trust established under the Henry Trust dated 9/17/93 2911 Slauson Ave. Huntington Park, CA 90255	64,106		8.8	—		—	4.7	8.6
Terrill M. Gloege as Trustee of the Michael Andrew Henry Trust established under the Henry Trust dated 9/17/93 2911 Slauson Ave. Huntington Park, CA 90255	64,106		8.8	—		—	4.7	8.6
Frederick H. Muhs	82,500	(2)	11.3	—		—	6.1	11.0
Joseph T. Mooney, Jr	67,500	(3)	9.2	—		—	5.0	9.0
Carol F. Henry	1,682		0.2	—		—	0.1	0.2

(1)                                  Assumes exercise of the Henry Warrants to purchase 388,000 shares of Common Stock which expire on September 30, 2012. The warrants may be exercised in whole or in part at variable exercise prices which increase over the term of the warrant. The current and maximum exercise prices for such Common Stock is $12.94 and $38.82 per share, respectively. See “Executive Compensation.”

(2)                                  Assumes the exercise of Mr. Muhs’ right to purchase up to 55,000 shares of Common Stock in amounts sufficient to maintain his current percentage of economic interest in the Company following the exercise of any of the Henry Warrants (and the purchase of shares of Common Stock by Mr. Mooney pursuant to his similar rights).

(3)                                  Assumes the conversion of Mr. Mooney’s redeemable convertible preferred stock into 22,500 shares of Common Stock and the exercise of Mr. Mooney’s right to purchase up to 45,000 shares of Common Stock in amounts sufficient to maintain his current percentage of economic interest in the Company following the exercise of any of the Henry Warrants (and the purchase of shares of Common Stock by Mr. Muhs pursuant to his similar right).

(4)                                  Assumes exercise of the Henry Warrants to purchase 12,000 shares of Class A Common Stock which expire on September 30, 2012. The warrants may be exercised in whole or in part at variable exercise prices which increase over the term of the warrants. The current and maximum exercise prices for such Class A Common Stock is $12.94 and $38.82 per share, respectively. See “Executive Compensation.”

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its Huntington Park headquarters from a family trust and living trust for which Warner W. Henry is the trustee pursuant to three separate real property leases. These leases expire in 2006 and 2016. The total rent paid in 2000 and 2001 for the Huntington Park leases was approximately $424,900 each year. The Company leases additional property at its Huntington Park headquarters from Alamo Development Company. Frederick H. Muhs, a director of the Company, is a shareholder of Alamo Development Company along with certain other members of his family. The Company currently pays rent of $6,120 per month pursuant to this lease which is subject to annual adjustments to reflect changes in the Bank of America prime rate. The lease expired February 28, 2002 and is currently being continued on a month-to-month basis. The Company believes that the rent paid under the above leases represent substantially fair market value and that the other terms and conditions of the leases are commercially reasonable.

Henry Company performs certain administrative services for an affiliate, Henry II Company a California corporation, pursuant to an administrative services agreement that provides for payments from Henry II Company to Henry Company for such services. These payments totaled $0.7 million in 1999, 2000 and 2001.  Henry II Company’s shareholders are Warner W. Henry, Carol Henry, and certain trusts for the benefit of their children.

At December 31, 1997, Henry Company received a note from Henry II Company for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II, Inc. and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2003. The balance of such note was $1.9 million at December 31, 2000 and 2001.

In addition, at December 31, 2001, Henry II Company owed $1.5 million to Henry Company, representing past advances made on behalf of Henry II, Inc. The note evidencing this debt does not bear interest and is payable upon demand.

Henry Company receives business and financial consulting services from The Muhs Company, Inc., of which Frederick H. Muhs, a director of the Company, is the President and controlling shareholder. Henry Company paid $96,000 for these services in 1999 and $75,000 in 2000 and 2001. See “Executive Compensation.”

The Company is a party to employment and consulting agreements with certain directors and officers of the Company. See “Executive Compensation-Employment Agreements and Compensation Arrangements.”

PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8–K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

1. Financial Statements

The Consolidated Financial Statements of Henry Company are contained herein.

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

Reports on Form 8-K

The Company did not file any reports on Form 8–K during the quarter ended December 31, 2001.

Exhibits

See Exhibit Index

HENRY COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors,

Bond Holders and Shareholders

of Henry Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Henry Company and subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

March 15, 2002

HENRY COMPANY
 CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 2001

	2000	2001
ASSETS:
Current assets:
Cash and cash equivalents	$1,046,115	$425,695
Trade accounts receivable, net of allowance for doubtful accounts of $2,044,158 and $2,760,591 for 2000 and 2001, respectively	25,253,299	23,643,661
Inventories, net	18,013,098	13,260,850
Receivables from affiliate	2,123,910	1,476,147
Notes receivable	763,947	42,849
Prepaid expenses and other current assets	1,492,074	1,393,403
Income tax receivable	133,935	2,416,536
Deferred income taxes	5,257,223	1,141,127
Total current assets	54,083,601	43,800,268
Property and equipment, net	34,180,641	30,276,860
Cash surrender value of life insurance, net	5,087,384	3,597,967
Intangibles, net	26,820,922	24,158,525
Notes receivable	271,600	113,315
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	2,754,746	5,995,008
Other assets	225,603	1,094,246
Total assets	$125,287,569	$110,899,261
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDER'S DEFICIT:
Current liabilities:
Accounts payable	$6,143,253	$4,842,204
Accrued expenses	8,990,604	10,059,005
Book overdrafts	4,516,278	1,389,858
Income taxes payable	—	339,228
Deferred income taxes	130,342	—
Notes payable, current portion	51,596	523,495
Borrowings under lines of credit	13,454,094	6,128,519
Total current liabilities	33,286,167	23,282,309
Notes payable	464,618	3,395,139
Environmental reserve	3,301,546	3,241,144
Deferred income taxes	8,063,613	6,669,024
Deferred warranty revenue	2,278,821	2,516,229
Deferred compensation	937,908	903,114
Series B Senior notes	81,400,000	81,250,000
Total liabilities	129,732,673	121,256,959

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock	1,919,433	2,082,773

Shareholders’ deficit:

Common stock	4,691,080	4,691,080
Additional paid-in capital	2,364,308	2,200,968
Cumulative translation adjustment	(497,228)	(1,071,590)
Accumulated deficit	(12,922,697)	(18,260,929)
Total shareholders’ deficit	(6,364,537)	(12,440,471)
Total liabilities, redeemable convertible preferred stock and shareholders’ deficit	$125,287,569	$110,899,261

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED:

	December 31
	1999	2000	2001
Net sales	$178,704,656	$193,461,586	$193,805,636
Cost of sales	124,906,198	143,266,156	138,473,331
Gross profit	53,798,458	50,195,430	55,332,305
Operating expenses:
Selling, general and administrative	47,863,496	48,543,184	49,342,091
Restructuring charges	—	735,127	568,808
Amortization of intangibles	2,927,796	2,549,805	2,524,859
Operating income (loss)	3,007,166	(1,632,686)	2,896,547
Other expense (income):
Interest expense	9,194,496	9,889,325	10,059,608
Interest and other income	(224,103)	(260,524)	(191,023)
Loss before extraordinary item	(5,963,227)	(11,261,487)	(6,972,038)
Extraordinary gain related to early extinguishment of debt, net of taxes of $400,800	(601,200)	—	—
Loss before provision (benefit) for income taxes	(5,362,027)	(11,261,487)	(6,972,038)
Provision (benefit) for income taxes	303,969	(4,595,913)	(1,633,806)
Net loss	$(5,665,996)	$(6,665,574)	$(5,338,232)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

	Common Stock
	Issued Shares	Amount	Additional Paid-In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
Balances, December 31, 1998	227,500	$4,691,080	$2,622,867	$(892,724)	$(591,127)	$5,830,096
Accretion on redeemable convertible preferred stock	—	—	(103,720)	—	—	(103,720)
Comprehensive loss:
Net loss	—	—	—	—	(5,665,996)	(5,665,996)
Other comprehensive income (loss):
Change in cumulative translation adjustment	—	—	—	743,641	—	743,641
Total comprehensive loss	—	—	—	—	—	(4,922,355)
Balances, December 31, 1999	227,500	4,691,080	2,519,147	(149,083)	(6,257,123)	804,021
Accretion on redeemable convertible preferred stock	—	—	(154,839)	—	—	(154,839)
Comprehensive loss:
Net loss	—	—	—	—	(6,665,574)	(6,665,574)
Other comprehensive loss:
Change in cumulative translation adjustment	—	—	—	(348,145)	—	(348,145)
Total comprehensive loss	—	—	—	—	—	(7,013,719)
Balances, December 31, 2000	227,500	4,691,080	2,364,308	(497,228)	(12,922,697)	(6,364,537)
Accretion on redeemable convertible preferred stock	—	—	(163,340)	—	—	(163,340)
Comprehensive loss:
Net loss	—	—	—	—	(5,338,232)	(5,338,232)
Other comprehensive loss:
Change in cumulative translation adjustment	—	—	—	(574,362)	—	(574,362)
Total comprehensive loss	—	—	—	—	—	(5,912,594)
Balances, December 31, 2001	227,500	$4,691,080	$2,200,968	$(1,071,590)	$(18,260,929)	$(12,440,471)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
 CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED:

	December 31,
	1999	2000	2001
Cash flows from operating activities:
Net loss	$(5,665,996)	$(6,665,574)	$(5,338,232)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,243,471	5,041,093	4,789,789
Provision for doubtful accounts	261,192	1,016,333	716,433
Deferred income taxes	(364,388)	(5,166,097)	(649,096)
Noncompetition and goodwill amortization	2,927,796	2,549,805	2,524,859
Loss (gain) on disposal of property and equipment	3,421	240,205	(7,391)
Gain on sale of investment	—	(86,542)	––
Gain on purchase of bonds	(601,200)	—	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(1,274,820)	(4,919,876)	893,205
Inventories	(432,147)	(2,406,346)	4,752,248
Receivables from affiliates	709,465	20,302	647,763
Notes receivable	42,841	(41,875)	879,383
Other assets	492,222	482,112	(769,972)
Income tax receivable	379,789	243,183	(2,282,601)
Accounts payable and accrued expenses	(4,536,762)	(3,209)	148,176
Deferred warranty revenue	372,293	(284,410)	237,408
Deferred compensation	55,508	(133,165)	(34,794)
Net cash provided by (used in) operating activities	(3,387,315)	(10,114,061)	6,507,178
Cash flows from investing activities:
Capital expenditures	(4,184,421)	(3,052,450)	(1,358,006)
Proceeds from the disposal of property and equipment	76,807	40,217	32,301
Proceeds from sale of investment	—	204,423	––
Acquisition of business, net of cash acquired	(2,645,401)	—	—
Investment in affiliate	(30,127)	7,080	––
Net cash used in investing activities	(6,783,142)	(2,800,730)	(1,325,705)
Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	972,337	10,824,257	(7,325,575)
Repayments under note payable agreements	(331,931)	(124,994)	(97,580)
Borrowings under notes payable agreements	—	—	3,500,000
Increase (decrease) in book overdrafts	1,114,126	3,402,153	(3,126,421)
Cash surrender value of life insurance	(564,676)	(746,996)	1,489,417
Purchase of Series B Senior Notes	(2,564,000)	—	(150,000)
Net cash provided by (used in) financing activities	(1,374,144)	13,354,420	(5,710,159)
Effect of exchange rate changes on cash and cash equivalents	206,969	(78,558)	(91,734)
Net increase (decrease) in cash and cash equivalents	(11,337,632)	361,071	(620,420)
Cash and cash equivalents, beginning of year	12,022,676	685,044	1,046,115
Cash and cash equivalents, end of year	$685,044	$1,046,115	$425,695

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Henry Company (the “Company”) develops, manufactures and markets materials for the construction industry focusing primarily on roofing, sealing and paving applications. The Company’s products include: roof/driveway coatings and paving products, industrial emulsions, air barriers, specialty products, polyurethane foam for residential and commercial uses, and sealants for the construction and marine industries.

The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenues are recognized when product is shipped and title transfers. The Company has established programs, which, under specified conditions, allow customers to return products. The Company establishes liabilities for estimated returns and allowances at the time of shipment. In addition, accruals for customer discounts and allowances are recorded when revenues are recognized.

The Company also offers its customers an optional separately purchased warranty program for its commercial roofing systems. Revenue from the warranty program is recognized over the warranty periods that range from 5 to 20 years. Warranty repair expenses under the program are charged to expense as incurred.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in “book overdrafts” in the accompanying balance sheet. At December 31, 2000, and 2001, these overdraft balances amounted to $4,516,278 and $1,389,858, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost is determined using standard cost that approximates actual costs on a first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Leasehold improvements are amortized on a straight-line basis over the remaining lease term, or the asset’s estimated useful life, whichever is shorter. All other depreciable assets are depreciated using the double-declining-balance method or the straight-line method, over the assets’ estimated useful lives.

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

Intangibles

Intangible assets are comprised of the excess purchase price over the estimated fair value of net tangible assets acquired. Intangible assets are being amortized on a straight line basis over periods ranging from 6 to 15 years. At December 31, 2000 and 2001, intangible assets are comprised of the following components:

	December 31,

	2000	2001
Goodwill	$26,992,321	$26,854,783
Noncompetition agreement	4,727,199	4,727,199
Financing fees	2,442,000	2,442,000
	34,161,520	34,023, 982
Less, accumulated amortization	(7,340,598)	(9,865,457)
	$26,820,922	$24,158,525

Long-Lived Assets

The Company periodically evaluates the carrying value of goodwill, intangibles and other long-lived assets, including the related depreciation or amortization periods. In evaluating goodwill, the Company determines whether there has been an impairment and the amount thereof, if any, by comparing the undiscounted future operating income of the acquired business with the carrying value of the goodwill. In evaluating other intangible assets and other long-lived assets, the Company determines whether there has been an impairment by comparing the anticipated undiscounted future operating income to be generated by the asset with their carrying values. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flows analysis. The Company does not believe that any impairments of its goodwill, intangibles, or other long-lived assets have occurred.

Income Taxes

The Company recognizes deferred taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents income taxes payable for the period and the change during the period in deferred tax assets and liabilities.

Environmental Reserve

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or as circumstances change. Any costs for future expenditures for environmental remediation obligations are not discounted.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all costs associated with marketing and distributing the Company’s products. Distribution costs were $8,918,056, $9,604,960, and $9,011,277 for the years ended December 31, 1999, 2000 and 2001, respectively.  Also included in selling, general and administrative expenses are research and development costs. Research and development costs incurred in developing and improving product formulas are charged to expense in the year incurred. Total research and development costs were $1,582,468,  $1,545,855, and $1,388,156 for the years ended December 31, 1999, 2000 and 2001 respectively.

Advertising and Promotion Costs

All costs associated with advertising and promoting products are expensed in the year incurred and are included in selling, general and administrative expenses. Advertising and promotion expenses were $4,375,061, $4,724,666, and $4,039,590 for the years ended December 31, 1999, 2000 and 2001, respectively.

Foreign Currency Translation

The assets and liabilities of the Company’s wholly-owned Canadian subsidiaries are translated from Canadian dollars to U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations.  For the years ended December 31, 1999, 2000 and 2001, the aggregate foreign exchange gains included in operations were $128,446, $31,050, and $233,383, respectively.

Financial Instruments and Risk Management

Financial instruments, which potentially expose the Company to concentration of credit risk, consist primarily of cash and cash equivalents and trade receivables. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times, cash balances may be in excess of Federal Depository Insurance Corporation (“FDIC”) insurance limits. Cash equivalents principally consist of money market funds on deposit with major financial institutions.

Dependence on Key Customer

                The Company is substantially dependent on Home Depot, the Company's largest customer.  Home Depot represented approximately 8.3% of gross sales in fiscal year 1999, 11.4% of gross sales in fiscal year 2000 and 13.3% of gross sales in fiscal year 2001 and also accounted for approximately 11.5% and 23.3% of accounts receivable at December 31, 2000 and 2001 respectively.  In January 2002, the company entered into a three-year agreement with Home Depot that significantly expands the Company's relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in the second year of the agreement.  In the first quarter of 2002, the Company's relationship with Lowes, its second largest customer, was terminated.  The Company believes that the incremental revenue resulting from the Home Depot agreement will exceed the revenue lost as a result of the loss of Lowes as a customer.  Any deterioration of the Company's relationship with Home Depot or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse effect on the Company.

The Value of Financial Instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments such as certain insurance contracts and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments are derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts receivable, accounts payable, accrued liabilities and short-term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The Company’s long-term debt is primarily comprised of Senior Notes with a carrying value of $81.3 million at December 31, 2001. The fair value of the Senior Notes was $30.9 million at December 31, 2001.

The Company has issued a standby letter of credit relating to its business insurance and is contingently liable for approximately $1,068,180. The standby letter of credit is in force for the term of the insurance policy, and reflects the current fair value.

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

Reclassifications

Certain previously reported amounts have been reclassified to conform with the current year’s presentation.

Comprehensive Income (Loss)

During 1998, the Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes guidelines for the reporting and display of comprehensive income and its components in the financial statements.

Comprehensive income (loss) as defined, includes all changes in shareholders’ equity during a period from non-owner sources. The only component of comprehensive loss not included in the Company’s operating results relates to the change in the cumulative translation adjustment related to the foreign currency effects of the Canadian operations acquired during 1998 as part of the Monsey Bakor acquisition as discussed in Note 2.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets”. SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified to goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company will adopt SFAS No. 142 on January 1, 2002, at the beginning of fiscal year 2002. In connection with the adoption of SFAS No. 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its financial position, results of operations, or cash flows.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal 2003.  The Company is in the process of determining the impact of this standard on the Company’s financial statements when effective.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations.  All provisions of this Statement will be effective in the first quarter of fiscal year 2002.  The adoption of this standard is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Task Force (“EITF”) reached a consensus on

EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25.  This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances.  Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established.  This issue should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001, which is the Company’s first quarter ended March 31, 2002.  Upon adoption the Company is required to reclassify all prior period amounts to conform to the current period presentation.  The Company has not yet evaluated the effects of these changes on its consolidated financial statements.

2. BUSINESS ACQUISITION AND NOTE OFFERING:

On April 22, 1998, the Company completed the acquisition of Monsey Bakor and its subsidiaries, which are engaged in the distribution and manufacture of roof coatings, adhesives and membranes, and waterproofing and air barrier systems, for residential and commercial applications. The cash purchase price was $42,750,000 with an additional $3,227,000 paid at closing to certain selling shareholders of Monsey Bakor for noncompetition agreements. A selling shareholder also purchased 22,500 shares of redeemable convertible preferred stock of the Company for $600,000 in cash as more fully discussed in Note 12. The acquisition was accounted for using the purchase method of accounting.

Concurrent with the Monsey Bakor acquisition, the Company conducted a senior note offering (the “Offering”) in the aggregate principal amount of $85,000,000 as more fully discussed in Note 5.

On March 26, 1999, the Company completed the acquisition of Grundy Industries which is engaged in the manufacture of roof coating products. The purchase price was $2.0 million with an additional $0.6 million paid to a shareholder for a noncompetition agreement.

3. INVENTORIES:

Inventories consist of the following:

	December 31,
	2000	2001
Raw materials	$8,296,980	$6,811,265
Finished goods	9,716,118	6,449,585
	$18,013,098	$13,260,850

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment consist of the following:

	December 31,
	2000	2001
Buildings	$14,856,607	$14,707,437
Machinery and equipment	27,579,944	27,935,954
Office furniture and equipment	6,953,666	8,204,948
Automotive equipment	1,349,267	1,207,485
Leasehold improvements	2,928,565	2,938,283
Other assets	454,834	486,535

	54,122,883	55,480,642
Less, accumulated depreciation and amortization	(24,582,232)	(29,025,424)

	29,540,651	26,455,218
Land	3,262,550	3,219,585
Construction-in-progress	1,377,440	602,057
	$34,180,641	$30,276,860

5. LONG–TERM DEBT AND CREDIT FACILITIES:

On April 22, 1998, the Company privately issued and sold $85,000,000 of senior notes (the “Senior Notes”) due in 2008. Interest on the Senior Notes is payable semi–annually at 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes with identical terms in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Company bank debt, (ii) retire existing Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor’s then-existing bank debt with (v) the remainder providing additional working capital.

Long-term debt and credit facilities consist of the following:

	December 31,
	2000	2001
10.0% Series B Senior Notes due April 2008	$81,400,000	$81,250,000
Line of credit borrowing, at the bank’s prime interest rate (9.50% at December 31, 2000 and 4.75% at December 31, 2001)	9,817,987	6,003,444
Canadian bank line of credit borrowings, interest rate charged at prime plus 0.5% (8.0% at December 31, 2000 and 4.5% at December 31, 2001)	3,636,107	125,075
Term note payable to third party, with interest at 8.5% at December 31, 2000 and 2001, principal and interest payable monthly in installments of $4,848, due in fiscal year 2007	440,222	418,634
Term note payable to third party, with interest at 6.5% at December 31, 2000 and 2001, principal and interest payable monthly in installments of $2,839, paid down in fiscal year 2001	75,992	—
Term note payable to bank, with interest at 5.5% at December 31, 2001, principal payable monthly in installments of $50,000 beginning March 2002	—	3,500,000
	95,370,308	91,297,153
Less, current maturities	(13,505,690)	(6,652,014)
	$81,864,618	$84,645,139

The Company’s Senior Notes are guaranteed by all of the Company’s United States subsidiaries, Kimberton Enterprises, Inc. and Grundy Industries, Inc. (the “Subsidiary Guarantors”). The guarantee obligations of the Subsidiary Guarantors are full, unconditional and joint and several. See Note 15 for the Guarantor Condensed Consolidating Financial Statements. The notes payable agreement limits the Company’s ability to make dividend payments and incur additional debt.

In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $0.6 million, net of income taxes. In 2001, the Company repurchased and retired $150,000 of the Senior Notes at face value which resulted in no gain or loss.

In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was funded. The replacement facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit will bear interest at the prime rate with an option to borrow based on the LIBOR rate. Balances outstanding under this line were $6.0 million at December 31, 2001.  The Company also maintains a credit line with a Canadian bank. Balances outstanding under this line were $0.1 million at December 31, 2001.

The following are future maturities of long–term debt and credit facilities for each of the next five years ending December 31 and total thereafter:

2002	$6,652,014
2003	525,572
2004	527,833
2005	530,293
2006	532,970
Thereafter	82,528,471
Total	$91,297,153

6. INCOME TAXES:

The significant components of the provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001 are as follows:

	1999	2000	2001
Current:
Federal	—	—	—
State	—	—	—
Foreign	$681,896	$650,918	$(770,293)

	681,896	650,918	(770,293)
Deferred:
Federal	(207,557)	(4,754,626)	(485,238)
State	(170,370)	(271,295)	(378,275)
Foreign	—	(220,910)	—
	377,927	(5,246,831)	(863,513)
	$303,969	$(4,595,913)	$(1,633,806)

The Company’s effective tax rate differs from the federal statutory tax rate for the years ended December 31, 1999, 2000 and 2001 as follows:

	1999	2000	2001
Provision for income taxes at the federal statutory tax rate	(34)%	(34)%	(34)%
State taxes net of federal tax benefit	(6)	(3)	(3)
Foreign income taxes in excess of U.S. statutory rate	20	1	3
Prior year net operating loss adjustment	—	(8)	8
Nondeductible intangibles	26	5	8
Nondeductible life insurance	—	1	(1)
Nondeductible business expenses	5	—	1
Other, net	(2)	(3)	(5)
	9%	(41)%	(23)%

Income (loss) before income taxes of the Company’s Canadian operations was ($281,974), ($1,499,096) and $1,704,589 for the years ended December 31, 1999, 2000 and 2001, respectively.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

	2000	2001
Deferred tax assets:
Environmental reserve	$1,429,569	$1,388,506
Allowances and reserves deductible in the future	923,819	1,091,955
Inventory capitalization	123,098	87,978
Deferred revenue	919,062	999,217
Net operating loss	4,210,307	3,040,340
Other accruals	406,114	528,139

Deferred tax assets	8,011,969	7,136,135

Deferred tax liabilities:
Depreciation	(2,825,169)	(1,565,609)
Deferred gain on discharge of liability	(1,668,291)	(1,582,985)
Asset step-up due to valuation increase	(3,570,153)	(3,520,430)
Inventory reserve	(130,342)	—

Deferred tax liabilities	(8,193,955)	(6,669,024)

Net deferred tax assets (liability)	$(181,986)	$467,111

7. COMMITMENTS AND CONTINGENCIES:

The Company conducts certain operations out of leased facilities, including the corporate office and divisional warehouses. The lease terms range from 1 to 6 years and begin to expire in 2002. Certain of the Company’s operating lease agreements provide for escalation of payments, which are based on fluctuations of certain published cost-of-living indices. The Company also leases certain land, buildings and equipment from related parties, with terms expiring in 2002. The various leases also contain certain renewal options.

Total rent expense was, $1,487,854, $1,721,660 and $1,722,051 for the years ended December 31, 1999, 2000 and 2001, respectively. Included in rent expense is rent paid to related parties of $767,923, $771,433 and $789,543 for the years ended December 31, 1999, 2000 and 2001, respectively The minimum rental commitments for land, buildings and equipment under all noncancelable operating leases, with lease terms in excess of one year, are as follows:

2002	$1,419,311
2003	1,163,098
2004	657,838
2005	475,098
2006	419,663
Thereafter	2,469,722
$6,604,730

Included in the annual minimum rental commitments are operating lease payments due to related parties of $729,414 in 2002, $717,174 in 2003, $433,173 in 2004, $424,898 in 2005, $404,020 in 2006 and $2,469,722 thereafter.

The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	1999	2000	2001
Cash paid during the year for:
Interest	$8,807,940	$9,617,073	$9,768,530
Income taxes	$924,442	$889,820	$785,574
Non-cash transactions:
Note receivable from sale of assets	—	$123,000	—
Note receivable forgiven	—	—	$501,000	(1)
Note receivable exchanged for interest in Executive Deferred Plan	—	—	$253,544	(1)

(1) See Footnote No. 10

9. PROFIT-SHARING AND PENSION PLAN:

The Company sponsors a deferred qualified profit–sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed one year of service. Contributions made to the profit–sharing plan by the Company are based on the Company’s performance and are at the discretion of the Board of Directors.  The Company has not made any contributions to the profit-sharing plan during the years 1999 through 2001.  Participants in the 401(k) Plan may contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,500 of a participant’s annual compensation. In 1999, the 401(k) plan was amended to include a discretionary Company matching contribution to eligible participants. For 2001, participant contributions were matched at the rate of $.50 for each dollar up to 4% of the participants’ compensation. Total Company matching contributions for years ending December 31, 1999, 2000 and 2001 were  $212,828, $211,698, and $165,314, respectively.

Hourly employees at the Huntington Park, Kimberton and Rock Hill facilities are covered by multi-employer union plans to which the Company makes periodic contributions as determined by collective bargaining agreements. The Company is also subject to additional charges as determined by the plans’ trustees during the term of the agreement to maintain the current level of health and welfare benefits. The information with respect to the plans’ net assets and actuarial present value of accumulated plan benefits are not determinable due to the nature of the plans. The costs incurred during the years ended December 31, 1999, 2000 and 2001 were $301,817, $313,905, and $396,912 respectively.

10. RELATED PARTIES:

The Company is obligated under certain leases at December 31, 2001 and has incurred rent expense in 1999, 2000 and 2001 with related parties, as more fully described in Note 7.

Receivables from affiliate represent amounts due from Henry II Company, an affiliated group of companies under common control, and relates to operating advances made to Henry II Company.

The note receivable from affiliate relates to proceeds due the Company on the sale of property to Henry II Company at its then net book value at December 31, 1997. The note receivable is repayable by December 31, 2002; bears interest at the prime interest rate and is collateralized by an interest in the property.

The Company charges Henry II Company certain direct administrative costs for services provided by the Company’s finance, human resources, and management information systems departments. In 1998, the Company entered into a new administrative services agreement with Henry II Company. for reimbursement of administrative services provided by the Company.  The administrative cost charged totaled $775,000 for each of the years ended December 31, 1999, 2000 and 2001, respectively.

As of December 31, 2000, notes receivable in the accompanying balance sheet included outstanding principal and accrued interest due from Richard Gordinier, the Company’s President until January 2001, in the amount of $743,770.  The notes accrued interest at Bank of America’s Prime Rate (9.5% at December 31, 2000).  Mr. Gordinier separated from the Company in January 2001.  At the time of the negotiated settlement agreement, the outstanding note receivable balance owed by Mr. Gordiner to the Company was $784,207.  In accordance with the settlement agreement, $501,000 of the receivable balance was forgiven, and $253,544 was exchanged for Mr. Gordinier’s interest in the Henry Company Executive Deferred Plan.  The remaining amount due the Company was remitted to the Company by Mr. Gordinier in cash. Henry II Company has assumed $327,000 of this expense.

11. CAPITAL STOCK:

On April 21, 1998, Warner Development Company of Texas (“Warner Development”) was merged into the Company. The outstanding shares of Warner Development were canceled in the merger. For periods prior to this date, the financial results of the Company and Warner Development were presented on a combined basis as both entities were under common control with identical management and shareholder ownership and interest.

In addition, on April 21, 1998, the number of authorized shares of Company Common Stock was increased to 1,000,000 shares.

On April 22, 1998, the Company issued 27,500 shares of Common Stock to Frederick Muhs, a director of the Company, for $2,000,000 in cash.

As of December 31, 2000 and 2001, common stock is composed of the following:

	2000	2001
Henry Company, common stock, no par value, stated value $5 per share, 100,000 shares authorized, issued and outstanding	$500,000	$500,000
Henry Company, common stock, no par value, stated value $21.78 per share, 94,000 shares authorized, issued and outstanding	2,047,320	2,047,320
Henry Company, common stock, no par value, stated value $72.73 per share, 27,500 share authorized, issued and outstanding	2,000,000	2,000,000
Henry Company, super voting class A common stock, no par value, stated value $23.96 per share, 6,000 shares authorized, issued and outstanding	143,760	143,760
	$4,691,080	$4,691,080

On October 1, 1997, Henry Company granted the Warner W. Henry Living Trust warrants to purchase an aggregate of 400,000 shares of Henry Company capital stock, consisting of 12,000 shares of Class A common stock and 388,000 shares of common stock (the “Warrants”). The Warrants expire on September 30, 2012 and may be exercised in whole or in part at variable and increasing exercise prices over the term of the warrants. The current and maximum exercise prices for both Class A common stock and common stock are $12.94 and $38.82 per share, respectively.

The warrants have an initial exercise price that exceeds the fair value of the capital stock at the date of grant. The grant date present value of each warrant is estimated at $114 or an aggregate of $44,000 using the Black-Scholes pricing model, using the following assumptions: risk-free interest rate at 6.0%; expected warrant life of 15 years; volatility of 20.0%; forfeiture rate zero (0); no expected dividends; and no adjustments for nontransferability. As of December 31, 2001, no warrants have been exercised.

12. REDEEMABLE CONVERTIBLE PREFERRED STOCK:

In connection with the Monsey Bakor acquisition, the Company sold 22,500 shares of redeemable convertible preferred stock in the Company to Joseph T. Mooney, Jr. for $600,000. The Company is obligated, upon the exercise of Mr. Mooney’s put option, to redeem the stock for cash in annual amounts of $500,000 beginning in 2004 and aggregating $3,000,000, or for $3,000,000 upon the death of Mr. Mooney. The shares are convertible into shares of Common Stock. The fair value recorded for the issuance of the preferred stock represents the estimated present value of the redemption payments.

The carrying amount of the Preferred Stock is being increased by periodic accretions so that the amount reflected in the balance sheet will equal the mandatory redemption amount at the redemption date.

13. RESTRUCTURING CHARGES

The Company recorded $735,127 and $568,808 for restructuring charges for years ended December 31, 2000 and 2001, respectively.  The charges pertain to plant closings and the reorganization or elimination of certain administrative and selling functions.  The charges represent severance and other personnel payments as well as other costs related to the plant closures and streamlining of operations associated with the implementation of cost reduction initiatives noted above.  As of December 31, 2001, the restructuring was complete, and therefore no accruals were necessary.

14. SEGMENT AND GEOGRAPHIC INFORMATION:

During 1999, the Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, which requires the Company to report information about its operating segments using a management approach.

The Company manages its business through two reportable segments, or primary business units with separate management teams, infrastructures, marketing strategies and customers. The Company’s primary business units are: the Henry Building Products Division, which develops, manufactures and markets roof and driveway coatings and paving products, industrial emulsions, air barriers, and specialty products; and the Resin Technology Division, which develops, manufactures and sells polyurethane foam for roofing and commercial uses.

The accounting policies of the reportable segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on net sales, gross profit and operating income. Intersegment sales and transfers are not significant.

Summarized financial information concerning the Company’s reportable segments is shown below.

	Henry Building Products Division	Resin Technology Division	Total
2001
Net sales	$171,672,776	$22,132,860	$193,805,636
Gross profit	50,826,212	4,506,093	55,332,305
Operating income	2,116,708	779,839	2,896,547
Depreciation and amortization	7,126,923	187,725	7,314,648
Total assets	97,469,792	13,429,469	110,899,261
Capital expenditures	1,232,511	125,495	1,358,006

2000
Net sales	$171,427,721	$22,033,865	$193,461,586
Gross profit	46,278,492	3,916,938	50,195,430
Operating income (loss)	(2,054,982)	422,296	(1,632,686)
Depreciation and amortization	7,424,855	166,043	7,590,898
Total assets	112,346,023	12,941,546	125,287,569
Capital expenditures	2,755,164	297,286	3,052,450

1999
Net sales	$160,209,476	$18,495,180	$178,704,656
Gross profit	50,512,550	3,285,908	53,798,458
Operating income	2,938,915	68,251	3,007,166
Depreciation and amortization	6,976,246	195,021	7,171,267
Total assets	106,700,898	12,624,539	119,325,437
Capital expenditures	4,024,680	159,741	4,184,421

The Company is domiciled in the United States with foreign operations based in Canada.  Summarized geographic data related to the Company’s operations for 1999, 2000 and 2001 are as follows:

	Net Sales	Long-Lived Assets
2001
United States	$160,876,477	$59,583,273
Canada	32,929,159	7,515,720
Total	$193,805,636	$67,098,993
2000
United States	$160,639,850	$62,725,434
Canada	32,821,736	8,478,534
Total	$193,461,586	$71,203,968
1999
United States	$148,874,641	$67,079,856
Canada	29,830,015	8,921,012
Total	$178,704,656	$76,000,868

15. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company’s United States subsidiaries, Kimberton Enterprises, Inc. and Grundy Industries, Inc. (the “Guarantor Subsidiaries”) are unconditional guarantors, on a full, joint and several basis, of the Company’s debt represented by the Senior Notes. The Company’s Canadian subsidiaries are not guarantors of the Senior Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$40,514	$385,181	—	$425,695
Accounts receivable, net	20,424,397	3,219,264	—	23,643,661
Inventories, net	10,352,068	2,908,782	—	13,260,850
Receivables from affiliate	7,309,244	1,264,529	$(7,097,626)	1,476,147
Notes receivable	42,849	—	—	42,849
Prepaid expenses and other current assets	1,280,657	112,746	—	1,393,403
Income tax receivable	318,175	2,098,361	—	2,416,536
Deferred income taxes	1,097,153	43,974	—	1,141,127
Total current assets	40,865,057	10,032,837	$(7,097,626)	43,800,268
Property and equipment, net	24,970,912	5,305,948	—	30,276,860
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,597,967	—	—	3,597,967
Intangibles, net	21,948,753	2,209,772	—	24,158,525
Notes receivable	113,315	—	—	113,315
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,995,008	—	—	5,995,008
Other assets	1,094,246	—	—	1,094,246

Total assets	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$3,663,079	$1,179,125	—	$4,842,204
Accrued expenses	8,828,794	1,230,211	—	10,059,005
Book overdrafts	1,389,858	—	—	1,389,858
Intercompany payables	1,264,529	5,833,097	$(7,097,626)	—
Income taxes payables	—	339,228	—	339,228
Notes payable, current portion	523,495	—	—	523,495
Borrowings under line of credit	6,003,444	125,075	—	6,128,519
Total current liabilities	21,673,199	8,706,736	(7,097,626)	23,282,309
Notes payable	3,395,139	—	—	3,395,139
Environmental reserve	3,241,144	—	—	3,241,144
Deferred income taxes	5,086,039	1,582,985	—	6,669,024
Deferred warranty revenue	2,332,439	183,790	—	2,516,229
Deferred compensation	903,114	—	—	903,114
Senior notes	81,250,000	—	—	81,250,000
Total liabilities	117,881,074	10,473,511	(7,097,626)	121,256,959
Redeemable convertible preferred stock	2,082,773	—	—	2,082,773
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,200,968	—	—	2,200,968
Cumulative translation adjustment	—	(1,659,590)	588,000	(1,071,590)
Accumulated (deficit) retained earnings	(17,842,836)	1,540,234	(1,958,327)	(18,260,929)
Total shareholders’ equity (deficit)	(10,950,788)	7,075,046	(8,564,729)	(12,440,471)
Total liabilities and shareholders’ equity (deficit)	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$169,258,327	$32,929,159	$(8,381,850)	$193,805,636
Cost of sales	121,629,864	25,225,317	(8,381,850)	138,473,331
Gross profit	47,628,463	7,703,842	—	55,332,305
Operating expenses:
Selling, general and administrative	43,667,841	5,674,250	—	49,342,091
Restructuring charges	568,808	—	—	568,808
Amortization of intangibles	2,408,483	116,376	—	2,524,859
Operating income	983,331	1,913,216	—	2,896,547
Other expense (income):
Interest expense	9,850,981	208,627	—	10,059,608
Interest and other income, net	(191,023)	—	—	(191,023)
Income (loss) before benefit for income taxes	(8,676,627)	1,704,589	—	(6,972,038)
Benefit for income taxes	(863,513)	(770,293)	—	(1,633,806)
Net income (loss)	$(7,813,114)	$2,474,882	—	$(5,338,232)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

	Henry Company (Parent Corporation)and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash provided by operating activities	$1,921,652	$4,585,526	—	$6,507,178
Cash flows from investing activities:
Capital expenditures	(1,104,091)	(253,915)	—	(1,358,006)
Proceeds from the disposal of property and equipment	29,073	3,228	—	32,301
Net cash used in investing activities	(1,075,018)	(250,687)	—	(1,325,705)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	(3,814,543)	(3,511,032)	—	(7,325,575)
Repayments under notes payable agreements	(97,580)	—	—	(97,580)
Borrowings under notes payable agreements	3,500,000	—	—	3,500,000
Decrease in book overdraft	(2,777,690)	(348,731)	—	(3,126,421)
Cash surrender value life insurance	1,489,417	—	—	1,489,417
Purchase of Series B Senior Notes	(150,000)	—	—	(150,000)
Net cash used in financing activities	(1,850,396)	(3,859,763)	—	(5,710,159)
Effect of changes in exchange rate on cash and cash equivalents	—	(91,734)	—	(91,734)
Net increase (decrease) in cash and cash equivalents	(1,003,762)	383,342	—	(620,420)
Cash and cash equivalents, beginning of year	1,044,276	1,839	—	1,046,115
Cash and cash equivalents, end of year	$40,514	$385,181	—	$425,695

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$1,044,276	$1,839	—	$1,046,115
Accounts receivable, net	22,201,195	3,052,104	—	25,253,299
Inventories, net	14,257,986	3,755,112	—	18,013,098
Receivables from affiliate	7,000,818	2,486,652	$(7,363,560)	2,123,910
Notes receivable	763,947	—	—	763,947
Prepaid expenses and other current assets	1,364,281	127,793	—	1,492,074
Income tax receivable	—	133,935	—	133,935
Deferred income taxes	5,218,525	38,698	—	5,257,223
Total current assets	51,851,028	9,596,133	(7,363,560)	54,083,601
Property and equipment, net	28,169,355	6,011,286	—	34,180,641
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	5,087,384	—	—	5,087,384
Intangibles, net	24,353,674	2,467,248	—	26,820,922
Notes receivable	271,600	—	—	271,600
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	2,754,746	—	—	2,754,746
Other assets	225,603	—	—	225,603
Total assets	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$4,886,168	$1,257,085	—	$6,143,253
Accrued expenses	8,033,860	956,744	—	8,990,604
Book overdrafts	4,167,547	348,731	—	4,516,278
Intercompany payables	2,486,652	4,876,908	$(7,363,560)	—
Deferred income taxes	130,342	—	—	130,342
Notes payable, current portion	51,596	—	—	51,596
Borrowings under line of credit	9,817,987	3,636,107	—	13,454,094
Total current liabilities	29,574,152	11,075,575	(7,363,560)	33,286,167
Notes payable	464,618	—	—	464,618
Environmental reserve	3,301,546	—	—	3,301,546
Deferred income taxes	6,395,322	1,668,291	—	8,063,613
Deferred warranty revenue	2,122,546	156,275	—	2,278,821
Deferred compensation	937,908	—	—	937,908
Senior notes	81,400,000	—	—	81,400,000
Total liabilities	124,196,092	12,900,141	(7,363,560)	129,732,673
Redeemable convertible preferred stock	1,919,433	—	—	1,919,433
Shareholders’ equity:
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,364,308	—	—	2,364,308
Cumulative translation adjustment	—	(1,085,228)	588,000	(497,228)
Accumulated deficit	(10,029,722)	(934,648)	(1,958,327)	(12,922,697)
Total shareholders’ equity (deficit)	(2,974,334)	5,174,526	(8,564,729)	(6,364,537)
Total liabilities, redeemable convertible preferred stock and shareholders’ equity (deficit)	$123,141,191	$18,074,667	$(15,928,289)	$125,287,569

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000

	Henry Company (Parent Corporation)and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$169,855,810	$32,821,736	$(9,215,960)	$193,461,586
Cost of sales	126,184,981	26,297,135	(9,215,960)	143,266,156
Gross profit	43,670,829	6,524,601	—	50,195,430
Operating expenses:
Selling, general and administrative	40,956,530	7,586,654	—	48,543,184
Restructuring charges	735,127	—	—	735,127
Amortization of intangibles	2,427,624	122,181	—	2,549,805
Operating loss	(448,452)	(1,184,234)	—	(1,632,686)
Other expense (income):
Interest expense	9,574,463	314,862	—	9,889,325
Interest and other income, net	(260,524)	—	—	(260,524)
Loss before income taxes	(9,762,391)	(1,499,096)	—	(11,261,487)
Provision (benefit) for income taxes	(5,025,922)	430,009	—	(4,595,913)
Net Loss	$(4,736,469)	$(1,929,105)	—	$(6,665,574)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash used in operating activities	$(9,459,343)	$(654,718)	$—	$(10,114,061)
Cash flows from investing activities:
Capital expenditures	(2,365,940)	(686,510)	—	(3,052,450)
Proceeds from the disposal of property and equipment	40,217	—	—	40,217
Proceeds from sale of investment	204,423	—	—	204,423
Investment in affiliate	7,080	—	—	7,080
Net cash used in investing activities	(2,114,220)	(686,510)	—	(2,800,730)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	9,680,790	1,143,467	—	10,824,257
Repayments under notes payable agreements	(70,641)	(54,353)	—	(124,994)
Increase in book overdrafts	3,071,548	330,605	—	3,402,153
Cash surrender value of life insurance	(746,996)	—	—	(746,996)
Net cash provided by financing activities	11,934,701	1,419,719	—	13,354,420
Effect of changes in exchange rate on cash	—	(78,558)	—	(78,558)
Net increase (decrease) in cash and cash equivalents	361,138	(67)	—	361,071
Cash and cash equivalents, beginning of year	683,138	1,906	—	685,044
Cash and cash equivalents, end of year	$1,044,276	$1,839	—	$1,046,115

The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 1999

	Henry (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net Sales	$156,086,424	$29,830,015	$(7,211,783)	$178,704,656
Cost of Sales	109,910,900	22,332,889	(7,337,591)	124,906,198

Gross Profit	46,175,524	7,497,126	125,808	53,798,458
Operating Expenses
Selling, general and administrative	40,258,214	7,479,474	125,808	47,863,496
Amortization of intangibles	2,806,516	121,280	—	2,927,796

Operating income (loss)	3,110,794	(103,628)	—	3,007,166
Other expense (income)
Interest expense	9,016,150	178,346	—	9,194,496
Interest and other income, net	(224,103)	—	—	(224,103)

Loss before extraordinary item	(5,681,253)	(281,974)	—	(5,963,227)
Extraordinary gain related to early extinguishment of debt, net of taxes of $400,800	(601,200)	—	—	(601,200)

Loss before benefit for income taxes	(5,080,053)	(281,974)	—	(5,362,027)
Provision (benefit) for income taxes	(377,927)	681,896	—	303,969

Net loss	$(4,702,126)	$(963,870)	$—	$(5,665,996)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 1999

	Henry (Parent Corporation) and Guarantor Subsidiaries	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash used in operating activities	$(2,429,306)	$(958,009)		$(3,387,315)
Cash flows from investing activities:
Capital expenditures	(3,543,295)	(641,126)	—	(4,184,421)
Proceeds from the disposal of property and equipment	75,125	1,682	—	76,807
Acquisition of business, net of cash acquired	(2,645,401)	—	—	(2,645,401)
Investment in affiliate	(30,127)	—	—	(30,127)

Net cash used in investing activities	(6,143,698)	(639,444)	—	(6,783,142)

Cash flow from financing activities:
Net borrowings under line-of-credit agreements	137,197	835,140	—	972,337
Repayments under notes payable agreements	(151,959)	(179,972)	—	(331,931)
Increase in book overdraft	1,096,000	18,126	—	1,114,126
Cash surrender value of life insurance	(564,676)	—	—	(564,676)
Purchase of Series B Senior Notes	(2,564,000)	—	—	(2,564,000)

Net cash (used in) provided by financing activities	(2,047,438)	673,294	—	(1,374,144)
Effect of changes in exchange rate on cash	—	206,969	—	206,969

Net decrease in cash and cash equivalents	(10,620,442)	(717,190)	—	(11,337,632)
Cash and cash equilvalents, beginning of year	11,303,580	719,096	—	12,022,676

Cash and cash equilvalents, end of year	$683,138	$1,906	—	$685,044

The accompanying notes are an integral part of these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HENRY COMPANY

(Registrant)

Warner W. Henry
By	Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
William H. Baribault	President, Chief Operating Officer	April 1, 2002

Jeffrey A. Wahba	Chief Financial Officer, Secretary and Director	April 1, 2002

Gary T. Spence	Corporate Controller	April 1, 2002

Joseph T. Mooney Jr.	Vice Chairman of the Board	April 1, 2002

Frederick H. Muhs	Director	April 1, 2002

HENRY COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Amendment and Restatement of Articles of Incorporation of Henry Company
3.2*	Bylaws of Henry Company
4.1*	Indenture dated as of April 22, 1998 between the Company, each of the guarantors named therein and U.S. Trust Company of California, N.A., as Trustee, including forms of Senior Notes
4.2*	Registration Rights Agreement dated as of April 22, 1998 by and among the Company, each of the Guarantors named therein and BT Alex.Brown Incorporated as Initial Purchaser
10.1**	Amended Credit Facility dated August 2001.
10.2*	Administrative Services Agreement, dated as of January 1, 1998, between Henry Company and Central Coast Wine Company dba The Henry Wine Group
10.3*	Lease, dated September 5, 1996, between Warner Wheeler Henry Living Trust and Henry Family Trust B and Henry Company
10.3*	Ground Lease, dated September 5, 1996, between Warner Wheeler Henry Living Trust and Henry Family Trust B and Henry Company
10.4*	Ground Lease, dated April 30, 1976, (as extended on December 11, 1996) between The Warner W. Henry Family Trust, the Declaration of Trust for Dorothy H. Floyd and The W.W. Henry Company.
10.5*	Machinery Lease, dated August 1, 1958 and Amendment to Machinery Lease, dated August 1, 1968, between Warner White Henry and The W.W. Henry Company
10.6*	Lease, dated February 27, 1992, between Alamo Development Company and Henry Company
10.7*	Lease Agreement and Addendum to Lease Agreement dated December 23, 1994, by and between Seaboard Supply Co. and Monsey Products Co.
10.8*	Warrant Agreement between Henry Company and the Warner W. Henry Living Trust dated as of October 1, 1997
10.9*	Convertible Preferred Stock Purchase Agreement between Henry Company and Joseph T. Mooney, Jr. dated as of April 22, 1998
10.10*	Stock Purchase Agreement between Henry Company and Frederick Muhs dated as of April 22, 1998
10.11*	Henry Company Executive Deferral Plan
10.12	Employment agreement between Henry Company and William H. Baribault, dated August 10, 2001
10.13	Amended and Restated Employment agreement between Henry Company and James F. Doose, dated August 31, 1988
10.14	Employment agreement between Henry Company and James Van Pelt, dated March 26, 1999
10.15	Noncompetition agreement between Henry Company and James Van Pelt, dated March 26, 1999
21.1	Subsidiaries of the Registrant

___________

*              Incorporated by reference from Registrant’s Statement of Form S–4, filed September 11, 1998 (Registration No. 333–59485).

**           Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000.