Form 10-Q
period 2002-03-31
HENRY CO
filed 2002-05-14
CIK 46916

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                .

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
if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2002, there were 221,500 shares of the registrant’s common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

HENRY COMPANY

FORM 10-Q

TABLE OF CONTENTS

MARCH 31, 2002

Part I.    Financial information

    Item 1.    Financial Statements

HENRY COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	March 31, 2002
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$425,695	$42,549
Trade accounts receivable, net of allowance for doubtful accounts of $2,760,591 and $2,803,882 for 2001 and 2002, respectively	23,643,661	21,318,403
Inventories	13,260,850	18,522,584
Receivables from affiliate	1,476,147	1,068,108
Notes receivable	42,849	13,085
Prepaid expenses and other current assets	1,393,403	1,274,058
Income tax receivable	2,416,536	1,929,101
Deferred income taxes	1,141,127	1,141,085
Total current assets	43,800,268	45,308,973

Property and equipment, net	30,276,860	29,797,608
Cash surrender value of life insurance, net	3,597,967	3,532,594
Goodwill, net	17,614,043	17,611,932
Other intangibles, net	6,544,482	6,286,224
Notes receivable	113,315	113,544
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	5,995,008	7,229,272
Other assets	1,094,246	938,628
Total assets	$110,899,261	$112,681,847

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$4,842,204	$5,670,604
Accrued expenses	10,059,005	12,041,579
Book overdrafts	1,389,858	2,143,039
Income taxes payable	339,228	338,904
Notes payable, current portion	523,495	673,998
Borrowings under lines of credit	6,128,519	6,240,751

Total current liabilities	23,282,309	27,108,875

Notes payable	3,395,139	3,188,947
Environmental reserve	3,241,144	3,228,558
Deferred income taxes	6,669,024	6,667,512
Deferred warranty revenue	2,516,229	2,452,937
Deferred compensation	903,114	947,932
Series B Senior Notes	81,250,000	81,250,000
Total liabilities	121,256,959	124,844,761

Commitments and contingencies
Redeemable convertible preferred stock	2,082,773	2,123,525

Shareholders’ deficit:
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,200,968	2,160,216
Cumulative translation adjustment	(1,071,590)	(1,078,323)
Accumulated deficit	(18,260,929)	(20,059,412)
Total shareholders’ deficit	(12,440,471)	(14,286,439)

Total liabilities and shareholders’ deficit	$110,899,261	$112,681,847

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2001	2002
Net sales	$39,588,458	$35,960,976
Cost of sales	29,886,514	25,892,610

Gross profit	9,701,944	10,068,366
Operating expenses:
Selling, general and administrative	11,043,924	10,423,394
Amortization of intangibles	636,978	258,258

Operating loss	(1,978,958)	(613,286)
Other expense (income):
Interest expense	2,395,132	2,193,060
Interest and other income, net	(60,169)	(24,445)

Loss before benefit for income taxes	(4,313,921)	(2,781,901)
Benefit for income taxes	(1,331,402)	(983,418)

Net loss	$(2,982,519)	$(1,798,483)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Issued Shares	Amount
Balance, December 31, 2001	227,500	$4,691,080	$2,200,968	$(1,071,590)	$(18,260,929)	$(12,440,471)
Accretion on redeemable convertible preferred stock	—	—	(40,752)	—	—	(40,752)
Comprehensive loss:
Net loss	—	—	—	—	(1,798,483)	(1,798,483)
Other comprehensive loss:
Change in cumulative translation adustment	—	—	—	(6,733)	—	(6,733)

Total comprehensive loss	—	—	—	—	—	(1,805,216)

Balance, March 31, 2002	227,500	$4,691,080	$2,160,216	$(1,078,323)	$(20,059,412)	$(14,286,439)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

(UNAUDITED)

	2001	2002
Cash flows from operating activities:
Net loss	$(2,982,519)	$(1,798,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,304,576	1,060,680
Provision for doubtful accounts	111,314	43,291
Deferred income taxes	(1,512,472)	(1,235,734)
Noncompetition and goodwill amortization	636,978	258,258
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(2,864,076)	2,281,967
Inventories	(834,228)	(5,261,734)
Receivables from affiliates	1,192,530	408,039
Notes receivable	(4,541)	29,535
Other assets	59,292	274,963
Income tax receivable	(345,581)	487,435
Accounts payable and accrued expenses	4,617,920	2,798,064
Deferred warranty revenue	88,372	(63,292)
Deferred compensation	(123,812)	44,818

Net cash used in operating activities	(656,247)	(672,193)

Cash flows from investing activities:
Capital expenditures	(383,874)	(581,428)

Net cash used in investing activities	(383,874)	(581,428)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	2,478,966	112,232
Net repayments under notes payable agreements	(12,547)	(55,689)
Increase in book overdrafts	109,635	753,181
Cash surrender value of life insurance	13,865	65,373

Net cash provided by financing activities	2,589,919	875,097

Effect of exchange rate changes on cash and cash equivalents	(70,569)	(4,622)

Net increase (decrease) in cash and cash equivalents	1,479,229	(383,146)

Cash and cash equivalents, beginning of period	1,046,115	425,695

Cash and cash equivalents, end of period	$2,525,344	$42,549

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited condensed consolidated financial statements of Henry Company, a California corporation (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain prior year amounts have been reclassified to conform with current year presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with quarterly reporting guidelines. The year-end condensed balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the year ended December 31, 2001 as included in the Company’s Annual Report on Form 10-K. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and is still assessing goodwill for potential impairment and anticipates completing this assessment in the second quarter of 2002 in accordance with the transitional guidance of SFAS No. 142.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and amends APB Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations.  All provisions of this Statement were effective in the first quarter of fiscal year 2002.  The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Task Force (“EITF”) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25.  This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances.  Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established.  The Company adopted this issue on January 1, 2002.  Upon adoption the Company was required to reclassify all prior period amounts to conform to the current period presentation.  The adoption of this issue did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 are effective beginning in 2003.  All other provisions are effective after May 15, 2002.  The Company is in the process of determining the impact of this standard on the Company’s financial results when effective.

3. INVENTORIES:

Inventories consist of the following:

	December 31, 2001	March 31, 2002
Raw materials	$6,811,265	$8,729,837
Finished goods	6,449,585	9,792,747

	$13,260,850	$18,522,584

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2001	March 31, 2002
Buildings	$14,707,437	$14,703,373
Machinery and equipment	27,935,954	27,958,516
Office furniture and equipment	8,204,948	8,201,368
Automotive equipment	1,207,485	1,189,982
Leasehold improvements	2,938,283	2,938,283
Other assets	486,535	510,346

	55,480,642	55,501,868
Less, accumulated depreciation and amortization	(29,025,424)	(30,056,545)

	26,455,218	25,445,323
Land	3,219,585	3,218,924
Construction-in-progress	602,057	1,133,361

	$30,276,860	$29,797,608

5. GOODWILL AND INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS:

The Company adopted SFAS No. 142 in the first quarter of 2002 and will test goodwill at least annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  The Company will complete the first step of the goodwill impairment test during the second quarter of 2002.  Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the year.  The Company does not have intangible assets with an indefinite life.

The Company adopted SFAS No. 142 effective at the beginning of fiscal 2002 and as a result, ceased amortization of goodwill as of that date.  There were no changes in the net carrying amount of goodwill for the quarter ended March 31, 2002 which amounted to $17,611,932.

The following table sets forth the Company’s acquired intangible assets, which will continue to be amortized, for the periods ended March 31, 2002 and December 31, 2001:

	March 31 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized identifiable intangible assets:
Noncompetition agreements	$4,727,199	$2,056,571	$2,670,628	$4,727,199	$1,937,142	$2,790,057
Acquisition intangibles	3,165,214	1,198,892	1,966,322	3,165,214	1,126,268	2,038,946
Financing fees	2,442,000	972,547	1,469,453	2,442,000	912,158	1,529,842
Tradenames and trademarks	297,283	117,462	179,821	297,283	111,646	185,637
Total	$10,631,696	$4,345,472	$6,286,224	$10,631,696	$4,087,214	$6,544,482

Amortization expense on acquired intangible assets was $258,258 and $636,978 for the quarter ended March 31, 2002 and March 31, 2001.  Amortization expense on goodwill was $370,647 for the first quarter of 2001.  Based on current information, estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years, starting with 2002, is expected to be approximately $1,039,097, $1,039,097, $1,039,097, $977,986 and $947,431, respectively.

As required by SFAS No. 142, the result for the prior year’s quarter have not been restated.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net loss would have been as follows:

	Quarters Ended
	March 31, 2002	March 31, 2001
Reported net loss	$(1,798,483)	$(2,982,519)
Goodwill amortization, net of tax	—	370,647
Adjusted net loss	$(1,798,483)	$(2,611,872)

6.  LONG-TERM DEBT AND CREDIT FACILITIES

In 1998, the Company privately issued and sold $85,000,000 of Series B Senior Notes (the “Senior Notes”) due in 2008. Interest on the Senior Notes is payable semi-annually at 10% per annum. In October 1998, the Company completed an exchange offer for all of the Senior Notes. The terms of the new Senior Notes are identical in all material respects to the original private issue. The proceeds from the offering were used to (i) retire existing Henry Company bank debt, (ii) retire existing Henry Company subordinated shareholder debt, (iii) acquire Monsey Bakor, (iv) retire a substantial portion of Monsey Bakor’s then-existing bank debt with (v) the remainder providing additional working capital.

Long-term debt consists of the following at March 31, 2002:

10.0% Series B Senior Notes due 2008	$81,250,000
Various term notes payable to third parties with interest rates ranging from 4.5% to 8.5%, maturing from 2002 to 2013	10,103,696

91,353,696
Less, current maturities	(6,914,749)

$84,438,947

The Company’s Senior Notes are guaranteed by the Company’s United States subsidiary (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 11 for the Guarantor Condensed Consolidating Financial Statements.

In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $ 0.6 million, net of income taxes.  In 2001, the Company repurchased and retired $150,000 of the Senior Notes at face value which resulted in no gain or loss.

In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The loan balance outstanding and the remaining availability of credit under the revolver were $2.9 million and $3.9 million, respectively, at March 31, 2002. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. The balance outstanding under this revolving line was $3.3 million at March 31, 2002.

7. INCOME TAXES:

The significant components of the benefit for income taxes are as follows:

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2002
Current:
Federal	—	$(851,923)
State	—	(82,977)
Foreign	$107,302	(48,518)

	$107,302	$(983,418)
Deferred:

Federal	(1,215,445)	—
State	(223,259)	—
Foreign	—	—

	(1,438,704)	—

	$(1,331,402)	$(983,418)

The Company’s effective tax rate differs from the federal statutory tax rate for the three months ended March 31, 2001 and 2002 as follows:

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2002
Benefit for income taxes at the federal statutory tax rate	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(2.9)	(3.2)
Foreign income taxes in excess of U.S. statutory rate	0.5	(1.0)
Nondeductible intangibles	3.1	2.1
Other, net	2.5	.8

	(30.8)%	(35.3)%

The loss before income taxes of the Company’s Canadian operations was $138,672 and $364,556 for the three months ended March 31, 2002 and 2001, respectively.

8.  RELATED PARTY TRANSACTIONS:

Receivables from affiliate represent amounts due from Henry II Company, an affiliated group of companies under common control, and relates to operating advances made to Henry II Company.

The note receivable from affiliate relates to proceeds due to Company on the sales of property to Henry II Company at its then net book value at December 31, 1997.  The note receivable is repayable by December 31, 2003, bears interest at the prime interest rate and is collateralized by an interest in the property.

During the three-month periods ended March 31, 2002 and 2001, the Company has charged the Henry Wine Group approximately $97,000 and $194,000, respectively, for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

9.  FINANACIAL INSTRUMENTS AND RISK MANAGEMENT:

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

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 12.8% of gross sales during the three months ended March 31, 2002 and 15.4% of gross sales during the three months ended March 31, 2001 and accounted for approximately 14.3% and 23.3% of accounts receivable at March 31, 2002 and December 31, 2001, respectively.  In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in the second year of the agreement.  In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  The Company believes that the incremental revenue resulting from the Home Depot agreement will exceed the revenue lost as a result of the loss of Lowes as a customer.  Any deterioration of the Company’s relationship with Home Depot or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse effect on the Company.

10.  SEGMENT AND GEOGRAPHIC INFORMATION:

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total
Net sales	$31,492,652	$4,468,324	$35,960,976	$35,441,285	$4,147,173	$39,588,458
Gross profit	9,226,474	841,892	10,068,366	8,918,604	783,340	9,701,944
Operating loss	(534,501)	(78,785)	(613,286)	(1,843,245)	(137,713)	(1,978,958)
Depreciation and amortization	1,278,437	40,501	1,318,938	1,892,988	48,566	1,941,554
Total assets	99,172,054	13,509,793	112,681,847	115,876,504	12,956,051	128,832,555
Capital expenditures	535,878	45,550	581,428	357,162	26,712	383,874

The Company is domiciled in the United States with foreign operations based in Canada, which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for the three month periods ended March 31, 2002 and 2001 are as follows:

	Net Sales		Long-lived Assets
	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001
United States	$28,998,752	$32,519,652	$59,977,093	$62,707,997
Canada	6,962,224	7,068,806	7,395,781	7,874,476

Total	$35,960,976	$39,588,458	$67,372,874	$70,582,473

11. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company’s United States subsidiary, Kimberton Enterprises, Inc. (the “Guarantor Subsidiary”) is an unconditional guarantor, on a full, joint and several basis, of the Company’s debt represented by the Senior Notes. The Company’s Canadian subsidiaries are not guarantors of the Senior Notes.

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$40,914	$1,635	—	$42,549
Accounts receivable, net	17,432,685	3,885,718	—	21,318,403
Inventories	14,340,975	4,181,609	—	18,522,584
Receivables from affiliate	5,676,118	3,229,316	$(7,837,326)	1,068,108
Notes receivable	13,085	—	—	13,085
Prepaid expenses and other current assets	1,161,249	112,809	—	1,274,058
Income tax receivable	—	1,929,101	—	1,929,101
Deferred income taxes	1,097,153	43,932	—	1,141,085

Total current assets	39,762,179	13,384,120	(7,837,326)	45,308,973
Property and equipment, net	24,609,488	5,188,120	—	29,797,608
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,532,594	—	—	3,532,594
Goodwill, net	15,404,271	2,207,661	—	17,611,932
Other intangibles, net	6,286,224	—	—	6,286,224
Notes receivable	113,544	—	—	113,544
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	7,229,272	—	—	7,229,272
Other assets	938,628	—	—	938,628

Total assets	$108,304,001	$20,779,901	$(16,402,055)	$112,681,847

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,328,909	$2,341,695	—	$5,670,604
Accrued expenses	11,250,102	791,477	—	12,041,579
Book overdrafts	1,522,474	620,565	—	2,143,039
Intercompany payables	3,229,316	4,608,010	$(7,837,326)	—
Income taxes payable	—	338,904	—	338,904
Notes payable, current portion	673,998	—	—	673,998
Borrowings under line of credit	2,928,294	3,312,457	—	6,240,751

Total current liabilities	22,933,093	12,013,108	(7,837,326)	27,108,875

Notes payable	3,188,947	—	—	3,188,947
Environmental reserve	3,228,558	—	—	3,228,558
Deferred income taxes	5,086,039	1,581,473	—	6,667,512
Deferred warranty revenue	2,245,776	207,161	—	2,452,937
Deferred compensation	947,932	—	—	947,932
Series B Senior Notes	81,250,000	—	—	81,250,000

Total liabilities	118,880,345	13,801,742	(7,837,326)	124,844,761

Redeemable convertible preferred stock	2,123,525	—	—	2,123,525

Shareholder equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,160,216	—	—	2,160,216
Cumulative translation adjustment	—	(1,666,323)	588,000	(1,078,323)
Accumulated (deficit) retained earnings	(19,551,165)	1,450,080	(1,958,327)	(20,059,412)

Total shareholders’ equity (deficit)	(12,699,869)	6,978,159	(8,564,729)	(14,286,439)

Total liabilities and shareholders’ equity (deficit)	$108,304,001	$20,779,901	$(16,402,055)	$112,681,847

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$31,225,106	$6,962,224	$(2,226,354)	$35,960,976
Cost of sales	22,585,298	5,533,666	(2,226,354)	25,892,610

Gross profit	8,639,808	1,428,558	—	10,068,366
Operating expenses:
Selling, general and administrative	8,872,481	1,550,913	—	10,423,394
Amortization of intangibles	258,258	—	—	258,258

Operating loss	(490,931)	(122,355)	—	(613,286)
Other expense (income):
Interest expense	2,176,743	16,317	—	2,193,060
Interest and other income, net	(24,445)	—	—	(24,445)

Loss before benefit for income taxes	(2,643,229)	(138,672)	—	(2,781,901)
Benefit for income taxes	(934,900)	(48,518)	—	(983,418)

Net loss	$(1,708,329)	$(90,154)	—	$(1,798,483)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash provided by (used in) operating activities	$3,496,456	$(4,168,649)	—	$(672,193)

Cash flows from investing activities:
Capital expenditures	(563,206)	(18,222)	—	(581,428)

Net cash used in investing activities	(563,206)	(18,222)	—	(581,428)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	(3,075,150)	3,187,382	—	112,232
Net repayments under notes payable agreements	(55,689)	—	—	(55,689)
Increase in book overdrafts	132,616	620,565	—	753,181
Cash surrender value of life insurance	65,373	—	—	65,373

Net cash provided by (used in) financing activities	(2,932,850)	3,807,947	—	875,097

Effect of changes in exchange rate on cash and cash equivalents	—	(4,622)	—	(4,622)

Net increase (decrease) in cash and cash equivalents	400	(383,546)	—	(383,146)
Cash and cash equivalents, beginning of year	40,514	385,181	—	425,695

Cash and cash equivalents, end of period	$40,914	$1,635	—	$42,549

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$40,514	$385,181	—	$425,695
Accounts receivable, net	20,424,397	3,219,264	—	23,643,661
Inventories	10,352,068	2,908,782	—	13,260,850
Receivables from affiliate	7,309,244	1,264,529	$(7,097,626)	1,476,147
Notes receivable	42,849	—	—	42,849
Prepaid expenses and other current assets	1,280,657	112,746	—	1,393,403
Income tax receivable	318,175	2,098,361	—	2,416,536
Deferred income taxes	1,097,153	43,974	—	1,141,127

Total current assets	40,865,057	10,032,837	(7,097,626)	43,800,268

Property and equipment, net	24,970,912	5,305,948	—	30,276,860
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,597,967	—	—	3,597,967
Goodwill, net	15,404,271	2,209,772	—	17,614,043
Other intangibles, net	6,544,482	—		6,544,482
Notes receivable	113,315	—	—	113,315
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,995,008	—	—	5,995,008
Other assets	1,094,246	—	—	1,094,246

Total assets	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,663,079	$1,179,125	—	$4,842,204
Accrued expenses	8,828,794	1,230,211	—	10,059,005
Book overdrafts	1,389,858	—	—	1,389,858
Intercompany payables	1,264,529	5,833,097	$(7,097,626)	—
Income taxes payable	—	339,228	—	339,228
Notes payable, current portion	523,495	—	—	523,495
Borrowings under line of credit	6,003,444	125,075	—	6,128,519

Total current liabilities	21,673,199	8,706,736	(7,097,626)	23,282,309

Notes payable	3,395,139	—	—	3,395,139
Environmental reserve	3,241,144	—	—	3,241,144
Deferred income taxes	5,086,039	1,582,985	—	6,669,024
Deferred warranty revenue	2,332,439	183,790	—	2,516,229
Deferred compensation	903,114	—	—	903,114
Series B Senior notes	81,250,000	—	—	81,250,000

Total liabilities	117,881,074	10,473,511	(7,097,626)	121,256,959

Redeemable convertible preferred stock	2,082,773	—	—	2,082,773
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,200,968	—	—	2,200,968
Cumulative translation adjustment	—	(1,659,590)	588,000	(1,071,590)
Accumulated (deficit) retained earnings	(17,842,836)	1,540,234	(1,958,327)	(18,260,929)

Total shareholders’ equity (deficit)	(10,950,788)	7,075,046	(8,564,729)	(12,440,471)

Total liabilities and shareholders’ equity (deficit)	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$34,705,385	$7,068,806	$(2,185,733)	$39,588,458
Cost of sales	26,489,934	5,582,313	(2,185,733)	29,886,514

Gross profit	8,215,451	1,486,493	—	9,701,944
Operating expenses:
Selling, general and administrative	9,289,470	1,754,454	—	11,043,924
Amortization of intangibles	606,906	30,072	—	636,978

Operating loss	(1,680,925)	(298,033)	—	(1,978,958)
Other expense (income):
Interest expense	2,328,609	66,523	—	2,395,132
Interest and other income, net	(60,169)	—	—	(60,169)

Loss before benefit for income taxes	(3,949,365)	(364,556)	—	(4,313,921)
Provision (benefit) for income taxes	(1,438,704)	107,302	—	(1,331,402)

Net loss	$(2,510,661)	$(471,858)	—	$(2,982,519)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash used in operating activities	$(162,727)	$(493,520)	—	$(656,247)

Cash flows from investing activities:
Capital expenditures	(375,351)	(8,523)	—	(383,874)

Net cash used in investing activities	(375,351)	(8,523)	—	(383,874)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	2,139,797	339,169	—	2,478,966
Repayments under notes payable agreements	(12,547)	—	—	(12,547)
Cash surrender value of life insurance	13,865	—	—	13,865
Increase (decrease) in book overdrafts	(123,623)	233,258	—	109,635

Net cash provided by financing activities	2,017,492	572,427	—	2,589,919

Effect of changes in exchange rate on cash and cash equivalents	—	(70,569)	—	(70,569)

Net increase (decrease) in cash and cash equivalents	1,479,414	(185)	—	1,479,229

Cash and cash equivalents, beginning of period	1,044,276	1,839	—	1,046,115

Cash and cash equivalents, end of period	$2,523,690	$1,654	—	$2,525,344

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto. This discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2001.

RESULTS OF OPERATIONS

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended March 31 ($ in millions)
	2001	% of sales	2002	% of sales
Net sales	$39.6	100.0%	$36.0	100.0%
Cost of sales	29.9	75.5%	25.9	71.9%

Gross Profit	9.7	24.5%	10.1	28.1%
Operating expenses:
Selling, general and administrative	11.1	28.0%	10.4	28.9%
Amortization of intangibles	0.6	1.5%	0.3	0.8%

Operating loss	(2.0)	(5.1)%	(0.6)	(1.7)%
Interest expense	2.4	6.1%	2.2	6.1%
Interest and other income, net	(0.1)	(0.3)%	—	—

Loss before benefit for income taxes	(4.3)	(10.9)%	(2.8)	(7.8)%
Benefit for income taxes	(1.3)	(3.3)%	(1.0)	(2.8)%

Net loss	$(3.0)	(7.6)%	$(1.8)	(5.0)%

FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE

MONTHS ENDED MARCH 31, 2001

NET SALES. The Company’s net sales decreased to $36.0 million for the three months ended March 31, 2002, a decrease of $3.6 million, or 9.1%, from $39.6 million for the three months ended March 31, 2001. The decrease was primarily due to less than normal rainfall in certain of the Company’s western markets and the change in relationships with two key customers.  In January 2002, the Company announced that it had reached an agreement with its largest customer, Home Depot, to significantly increase the number of Home Depot stores the Company will supply.  As a consequence of the increased business with Home Depot, the Company lost its business with its second biggest account, Lowe’s.  Although the net effect of these changes is expected to have a positive future impact on the Company’s performance, the first quarter of 2002 phase-out from Lowe’s and the phase-in of the new Home Depot stores were not without disruption to the Company’s sales volume.  More specifically, shipments to Lowe’s ceased in February 2002 while increased shipments to Home Depot were delayed until late March 2002.  The Company believes that the incremental revenue resulting from the Home Depot agreement will exceed the revenue lost as a result of the loss of Lowes as a customer.

GROSS PROFIT. The Company’s gross profit increased to $10.1 million for the three months ended March 31, 2002, an increase of $0.4 million, or 4.1%, from $9.7 million for the three months ended March 31, 2001. Gross profit as a percentage of net sales increased to 28.1% for the three months ended March 31, 2002 from 24.5% for the three months ended March 31, 2001. The increase in gross profit was primarily due to lower raw material costs on petroleum-based products from the year earlier, the closure of a manufacturing facility, and the elimination of certain unprofitable stock-keeping units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $10.4 million for the three months ended March 31, 2002, a decrease of $0.7 million, or 6.3%, from $11.1 million for the three months ended March 31, 2001. The decrease was primarily due to a lower level of sales and the elimination of certain fixed selling, general and administrative expenses over the last twelve months.  Selling, general and administrative expenses as a percentage of sales increased to 28.9% for the three months ended March 31, 2002 from 28.0% for the three months ended March 31, 2001 due to the fixed nature of certain selling, general and administrative expenses.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased to $0.3 million for the three months ended March 31, 2002 from $0.6 million for the three months ended March 31, 2001. The decrease in amortization expense is primarily due to an accounting change associated with the adoption of SFAS No. 142 on January 1, 2002 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.  Amortization of goodwill for the quarter ended March 31, 2001 amounted to $370,674.

OPERATING LOSS. The Company’s operating loss decreased to $0.6 million for the three months ended March 31, 2002, a decrease of $1.4 million from a loss of $2.0 million for the three months ended March 31, 2001. The decrease of $1.4 million was primarily attributable to higher gross profit margins, a reduction in selling, general, and administrative expenses and the cessation of goodwill amortization.

INTEREST EXPENSE. Interest expense decreased to $2.2 million for the three months ended March 31, 2002, a decrease of $0.2 million, or 8.3%, from $2.4 million for the three months ended March 31, 2001. The decrease was primarily due to decreased working capital borrowings and a lower prime interest rate from the year earlier period.

BENEFIT FOR INCOME TAXES. The benefit for income taxes decreased to $1.0 million for the three months ended March 31, 2002 from a benefit for income taxes of $1.3 million for the three months ended March 31, 2001. The decrease is primarily related to the Company’s reduced operating loss for the three months ended March 31, 2002.

NET LOSS.  The net loss decreased to $1.8 million for the three months ended March 31, 2002, a decrease of $1.2 million, or 40.0% from a loss of $3.0 million for the three months ended March 31, 2001. The decrease was primarily due to higher gross profit margins,  a reduction in selling, general, and administrative expenses, the cessation of goodwill amortization, and lower interest expense.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. Henry Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The loan balance outstanding and the remaining availability of credit under the revolver were $2.9 million and $3.9 million respectively, at March 31, 2002. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. The balance outstanding under this revolving line was $3.3 million at March 31, 2002. The Company believes that cash from operations and fundings on its bank lines of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company’s anticipated working capital, capital expenditure, debt service or other financing requirements or that the Company will not require additional financing within this time frame.

Cash flows for the Three Months Ended March 31, 2002 Compared to The Three Months Ended March 31, 2001

The Company’s net cash used in operations was ($0.7) million for the three months ended March 31, 2002 and 2001.  A decrease in net loss from March 31, 2002 to March 31, 2001 was offset by increased inventories and certain other working capital changes.  Cash flows used in investing activities were ($0.6) million and ($0.4) million for the three months ended March 31, 2002 and 2001, respectively. The increase in cash used in investing activities was due to an increase in capital expenditures of $0.2 million.  Cash from financing activities during the three months ended March 31, 2002 and the three months ended March 31, 2001 was $0.9 million and $2.6 million, respectively. The decrease of $1.7 million from the three months ended March 31, 2002 to the three months ended March 31, 2001 was primarily due decreased borrowings under the line of credit agreements.

The Company’s primary sources of capital are cash flow from operations and borrowings under bank credit facilities, each of which could be negatively impacted by a reduction in demand for the Company’s products.  Demand for the Company’s products is affected by many factors, including weather, competition, and the competitive position of the Company’s customers.  A reduction in demand for the Company’s products in some or all of the Company’s markets could have an adverse impact on the Company’s liquidity.

EBITDA

EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and non–recurring, non–cash charges, less any cash expended that funds a non–recurring, non–cash charge. While EBITDA should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net loss to EBITDA for the three-month periods ended March 31, 2001 and 2002 is as follows:

	EBITDA
	Three months Ended
	March 31, 2001	March 31, 2002
	(In thousands)
Net loss	$(2,983)	$(1,799)
Benefit for income taxes	(1,331)	(983)
Interest expense	2,395	2,193
Depreciation and amortization	1,942	1,319

EBITDA	$23	$730

Recent Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceases, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 are reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and is still assessing goodwill for potential impairment and anticipates completing this assessment in the second quarter of 2002 in accordance with the transitional guidance of SFAS No. 142.

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

This Statement requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell.  SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale.  This Statement also retains APB Opinion No. 30’s requirement that companies report discontinued operations separately from continuing operations.  All provisions of this Statement were effective in the first quarter of fiscal year 2002.  The adoption of this standard did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2001, the Financial Accounting Standards Board (“FASB”) Emerging Task Force (“EITF”) reached a consensus on EITF Issue 01-09, Accounting for Consideration Given by a Vendor to a customer or a Reseller of the Vendor’s Products, which is a codification of EITF 00-14, 00-22 and 00-25.  This issue presumes that consideration from a vendor to a customer or reseller of the vendor’s products to be a reduction of the selling prices of the vendor’s products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement and could lead to negative revenue under certain circumstances.  Revenue reduction is required unless consideration relates to a separate identifiable benefit and the benefit’s fair value can be established.  The Company adopted this issue on January 1, 2002.  Upon adoption the Company was required to reclassify all prior period amounts to conform to the current period presentation.  The adoption of this issue did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 are effective beginning in 2003.  All other provisions are effective after May 15, 2002.  The Company is in the process of determining the impact of this standard on the Company’s financial results when effective.

SAFE HARBOR STATEMENT

Any statements set forth herein that are not historical facts are hereby identified as”forward-looking statements” for the purpose of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are found at various places throughout this document and include without limitation those relating to the Henry Company’s (“Henry” or the “Company”) future business prospects, revenues, working capital, liquidity, capital needs and income.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “expect,” “should,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology.  Undue reliance should not be placed on these forward-looking statements and Henry cautions that such statements are necessarily estimates reflecting the current views of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such statements should, therefore, be considered in light of various important factors set forth in this report and others set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”).

There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include:  (i) the ability to generate sufficient cash flow to service the Company’s debt service and working capital needs; (ii) the ability to achieve future cost savings and revenue growth; (iii) fluctuations in raw material costs; (iv) the absence of inclement weather, (v) adverse changes in the Company’s relationship with its most significant customers, including Home Depot, (vi) the impact of product liability and asbestos litigation; (vii) competitive factors; and (viii) changes in general economic conditions, particularly those relating to the events of September 11.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statement will be contained from time to time in documents filed by the Henry Company with the SEC, including, but not limited to the Company’s reports on Forms 10-Q and 10-K.  Some of these factors are described under the section entitled “Business/Risk Factors” in the Company’s Annual Report on Form 10-K for the period ending December 31, 2001.

The Company, through its senior management or persons acting on its behalf, may from time to time make oral or written “forward-looking statements” about the matters described herein or other matters concerning the Company, and such statements are subject to the qualifications set forth herein.  The Company disclaims any intent or obligation to update publicly or revise “forward-looking statements.”

      ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the notes to the Company’s December 31, 2001 audited financial statements and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K.

Part II.    Other Information

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

             None

      ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The registrant has filed herewith the following exhibits:

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended March 31, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2002	HENRY COMPANY

/s/ Jeffrey A. Wahba

	By:	JEFFREY A. WAHBA
	Its:	Vice President, Secretary
And Chief Financial Officer