Form 10-Q
period 2002-06-30
HENRY CO
filed 2002-08-14
CIK 46916

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2002

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

(323) 583-5000

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report.

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2002, there were 221,500 shares of the registrant’s common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

HENRY COMPANY
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2002

Part I. Financial Information

                Item 1.  Financial Statements

HENRY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2001	June 30, 2002
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$425,695	$97,179
Trade accounts receivable, net of allowance for doubtful accounts of $2,760,591 and $2,556,323 for 2001 and 2002, respectively	23,643,661	33,570,974
Inventories	13,260,850	18,199,040
Receivables from affiliate	1,476,147	1,125,475
Notes receivable	42,849	13,367
Prepaid expenses and other current assets	1,393,403	1,612,665
Income tax receivable	2,416,536	1,434,075
Deferred income taxes	1,141,127	1,143,234

Total current assets	43,800,268	57,196,009

Property and equipment, net	30,276,860	29,804,958
Cash surrender value of life insurance, net	3,597,967	2,464,830
Goodwill, net	17,614,043	17,719,924
Other intangibles, net	6,544,482	6,024,930
Notes receivable	113,315	110,855
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	5,995,008	6,792,916
Other assets	1,094,246	1,097,605

Total assets	$110,899,261	$123,075,099

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$4,842,204	$8,385,609
Accrued expenses	10,059,005	11,669,521
Book overdrafts	1,389,858	768,179
Income taxes payable	339,228	355,482
Notes payable, current portion	523,495	624,512
Borrowings under lines of credit	6,128,519	14,430,621

Total current liabilities	23,282,309	36,233,924

Notes payable	3,395,139	3,082,623
Environmental reserve	3,241,144	3,210,719
Deferred income taxes	6,669,024	6,744,872
Deferred warranty revenue	2,516,229	2,511,085
Deferred compensation	903,114	954,487
Series B Senior Notes	81,250,000	81,250,000

Total liabilities	121,256,959	133,987,710

Commitments and contingencies

Redeemable convertible preferred stock	2,082,773	2,164,277

Shareholders’ deficit:
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,200,968	2,119,464
Cumulative translation adjustment	(1,071,590)	(715,220)
Accumulated deficit	(18,260,929)	(19,172,212)

Total shareholders’ deficit	(12,440,471)	(13,076,888)

Total liabilities and shareholders’ deficit	$110,899,261	$123,075,099

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2002	2001	2002

Net sales	$53,483,133	$55,381,237	$93,071,591	$91,342,213
Cost of sales	39,251,425	38,113,073	69,137,939	64,005,683

Gross profit	14,231,708	17,268,164	23,933,652	27,336,530

Operating expenses:
Selling, general and administrative	12,733,816	13,190,201	23,777,740	23,613,595
Amortization of intangibles	635,460	261,292	1,272,438	519,550

Operating income (loss)	862,432	3,816,671	(1,116,526)	3,203,385
Other expense (income):
Interest expense	2,581,707	2,355,622	4,976,839	4,548,682
Interest and other income, net	(46,683)	(23,800)	(106,852)	(48,245)

Income (loss) before provision (benefit) for income taxes	(1,672,592)	1,484,849	(5,986,513)	(1,297,052)
Provision (benefit) for income taxes	(233,756)	597,649	(1,565,158)	(385,769)

Net income (loss)	$(1,438,836)	$887,200	$(4,421,355)	$(911,283)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock
	Issued Shares	Amount	Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholders’ Deficit

Balance, December 31, 2001	227,500	$4,691,080	$2,200,968	$(1,071,590)	$(18,260,929)	$(12,440,471)
Accretion on redeemable convertible preferred stock	—	—	(81,504)	—	—	(81,504)
Comprehensive income (loss):
Net loss	—	—	—	—	(911,283)	(911,283)
Other comprehensive income
Change in cumulative translation adjustment	—	—	—	356,370	—	356,370

Total comprehensive loss	—	—	—	—	—	(554,913)

Balance, June 30, 2002	227,500	$4,691,080	$2,119,464	$(715,220)	$(19,172,212)	$(13,076,888)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002

(UNAUDITED)

	2001	2002

Cash flows from operating activities:
Net loss	$(4,421,355)	$(911,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,609,256	2,186,167
Provision for doubtful accounts	526,342	(204,268)
Deferred income taxes	(2,089,992)	(724,167)
Noncompetition and goodwill amortization	1,274,174	519,550
Gain on disposal of property and equipment	—	(3,639)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(8,671,644)	(9,723,045)
Inventories	(558,588)	(4,938,190)
Receivables from affiliates	918,565	350,671
Notes receivable	(6,629)	31,942
Other assets	(91,207)	(222,621)
Income tax receivable	(180,156)	982,461
Accounts payable and accrued expenses	3,585,084	5,139,751
Deferred warranty revenue	138,402	(5,144)
Deferred compensation	(139,729)	51,373

Net cash used in operating activities	(7,107,477)	(7,470,442)

Cash flows from investing activities:
Capital expenditures	(606,012)	(1,479,750)
Proceeds from the disposal of property and equipment	—	9,400

Net cash used in investing activities	(606,012)	(1,470,350)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	5,881,387	8,302,102
Repayments under notes payable agreements	(29,924)	(312,516)
Borrowings under notes payable agreements	4,597	101,017
Decrease in book overdrafts	(383,896)	(621,679)
Cash surrender value of life insurance	1,959,594	1,133,137

Net cash provided by financing activities	7,431,758	8,602,061

Effect of exchange rate changes on cash and cash equivalents	2,253	10,215

Net decrease in cash and cash equivalents	(279,478)	(328,516)

Cash and cash equivalents, beginning of period	1,046,115	425,695

Cash and cash equivalents, end of period	$766,637	$97,179

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited consolidated financial statements of Henry Company, a California corporation (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain prior year amounts have been reclassified to conform with the current period presentation.  The accompanying consolidated financial statements for the three and six month periods ended June 30, 2001 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with quarterly reporting guidelines of the SEC. The year-end balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the year ended December 31, 2001 as included in the Company’s Annual Report on Form 10-K. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 were reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and completed its goodwill impairment test during the second quarter of 2002.  Based on the results of the impairment test, the Company will record a transitional impairment loss upon adoption of SFAS No. 142.  The Company is currently in the process of computing the amount of the impairment in accordance with the transitional guidance of SFAS No. 142 and will record a cumulative effect of change in accounting principle upon quantification of the impairment amount which will occur by no later than the fourth quarter of 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal year 2003.  The Company is in the process of determining the impact of this Statement on the Company’s financial statements when effective.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 are effective beginning in fiscal year 2003.  All other provisions were effective after May 15, 2002.  The provisions adopted May 15 did not have a significant impact on the Company’s financial results.  The Company is in the process of determining the impact of this Statement on the Company’s financial results for those provisions effective in fiscal year 2003.

In June 2002, the FASB issued SFAS  No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is  not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged.  The Company is currently evaluating the provisions of SFAS No. 146 and its potential impact on the Company’s consolidated financial statements.

3. INVENTORIES:

                Inventories consist of the following:

	December 31, 2001	June 30, 2002

Raw materials	$6,811,265	$8,540,507
Finished goods	6,449,585	9,658,533

	$13,260,850	$18,199,040

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2001	June 30, 2002

Buildings	$14,707,437	$14,961,056
Machinery and equipment	27,935,954	28,871,576
Office furniture and equipment	8,204,948	8,223,685
Automotive equipment	1,207,485	1,120,902
Leasehold improvements	2,938,283	2,978,361
Other assets	486,535	510,346

	55,480,642	56,665,926
Less, accumulated depreciation and
amortization	(29,025,424)	(31,247,082)

	26,455,218	25,418,844

Land	3,219,585	3,252,745
Construction-in-progress	602,057	1,133,369

	$30,276,860	$29,804,958

5. GOODWILL AND INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS:

The Company adopted SFAS No. 142 in the first quarter of fiscal year 2002 and will test goodwill at least annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  The Company completed the first step of the goodwill impairment test during the second quarter of 2002 and will record a transitional impairment loss.  The Company is currently in the process of computing the amount of the impairment in accordance with the transitional guidance of SFAS No. 142 and will record a cumulative effect of change in accounting principle upon quantification of the impairment amount.   Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the year.  The Company does not have intangible assets with an indefinite life.

The Company adopted SFAS No. 142 effective at the beginning of fiscal year 2002 and as a result, ceased amortization of goodwill as of that date.  There were no changes except for a Canadian currency translation adjustment of $105,881 in the net carrying amount of goodwill for the quarter ended June 30, 2002, which amounted to $17,719,924.

The following table sets forth the Company’s acquired intangible assets, which will continue to be amortized, for the fiscal periods ended June 30, 2002 and December 31, 2001:

	June 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized identifiable intangible assets:
Noncompetition agreements	$4,727,199	$2,176,001	$2,551,198	$4,727,199	$1,937,142	$2,790,057
Acquisition intangibles	3,165,214	1,274,553	1,890,661	3,165,214	1,126,268	2,038,946
Financing fees	2,442,000	1,032,935	1,409,065	2,442,000	912,158	1,529,842
Tradenames and trademarks	297,283	123,277	174,006	297,283	111,646	185,637
Total	$10,631,696	$4,606,766	$6,024,930	$10,631,696	$4,087,214	$6,544,482

Amortization expense on acquired intangible assets was $261,292 and $519,550 for the three and six months ended June 30, 2002, respectively, and $264,813 and $531,144 for the three and six months ended June 30, 2001.  Amortization expense on goodwill was $370,647 for the three months ended June 30, 2001 and $741,294 for the six months ended June 30, 2001.  Based on current information, estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years, starting with fiscal year 2002, is expected to be approximately $1,039,097, $1,039,097, $1,039,097, $977,986 and $947,431, respectively.

As required by SFAS No. 142, the results for the prior year’s three and six month periods ended June 30, 2002 have not been restated.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (loss) would have been as follows:

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Reported net income (loss)	$(1,438,836)	$887,200	$(4,421,355)	$(911,283)
Goodwill amortization	370,647	—	741,294	—
Adjusted net income (loss)	$(1,068,189)	$887,200	$(3,680,061)	$(911,283)

6. LONG-TERM DEBT AND CREDIT FACILITIES:

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

             Long-term debt consists of the following at June 30, 2002:

10.0% Series B Senior Notes due 2008	$81,250,000
Various term notes payable to third parties with interest rates ranging from 4.75% to 8.5%, maturing from 2002 to 2013	18,137,756

99,387,756
Less: Lines of credit	(14,430,621)
Other current maturities	(624,512)

$84,332,623

                The Company’s Senior Notes are guaranteed by the Company’s United States subsidiary (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 11 for the Guarantor Condensed Consolidating Financial Statements.

                In August 2001, the Company entered into a replacement credit facility agreement with, and received funding from, two new financial institutions. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan.  Upon closing, $3.5 million of the term loan was funded.  The replacement credit facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate (4.75% at June 30, 2002) with an option to borrow based on the LIBOR rate.  The loan balance outstanding and the remaining availability of credit under the revolver were $11.6 and $8.7 million, respectively, at June 30, 2002.  The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations with interest charged at prime plus 0.5% (4.75% at June 30, 2002).  The balance outstanding under this revolving line was $2.9 million at June 30, 2002.

7. INCOME TAXES:

             The significant components of the provision (benefit) for income taxes are as follows:

Six Months Ended June 30, 2002

Current:
Federal	$(512,942)
State	$(81,558)
Foreign	$208,731

$(385,769)

The Company’s effective tax rate differs from the federal statutory tax rate for the six-month period ended June 30, 2002 as follows:

Six Months Ended June 30, 2002

Benefit for income taxes at the federal statutory tax rate	(34.0)%
State taxes, net of federal tax benefit	(3.2)
Foreign income	1.8
Nondeductible expenses	3.3
Other, net	2.4

(29.7)%

             Income before income taxes of the Company’s Canadian operations was $495,191 for the six-month period ended June 30, 2002.

8. RELATED PARTY TRANSACTIONS:

Receivables from affiliate represent amounts due from Henry II Company, an affiliated group of companies under common control, and relates to operating advances made to Henry II Company.

The note receivable from affiliate relates to proceeds due to the Company on the sales of property to Henry II Company at its then net book value at December 31, 1997.  The note receivable is repayable by December 31, 2003, bears interest at the prime interest rate and is collateralized by an interest in the property.

During the six-month periods ended June 30, 2002 and 2001, the Company has charged the Henry Wine Group approximately $194,000 and $388,000, respectively, for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

9.  FINANACIAL INSTRUMENTS, RISK MANAGEMENT AND SIGNIFICANT CUSTOMER:

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

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 19.8% of gross sales during the six months ended June 30, 2002 and 12.0% of gross sales during the six months ended June 30, 2001 and accounted for approximately 25.0% and 23.3% of accounts receivable at June 30, 2002 and December 31, 2001, respectively.  In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in the second year of the agreement.  In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  The Company believes that the incremental revenue resulting from the Home Depot agreement will exceed the revenue lost as a result of the loss of Lowes as a customer.  Any deterioration of the Company’s relationship with Home Depot or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse effect on the Company.

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total
Net sales	$80,782,771	$10,559,442	$91,342,213	$82,518,448	$10,553,143	$93,071,591
Gross profit	25,212,591	2,123,939	27,336,530	22,039,956	1,893,696	23,933,652
Operating income (loss)	2,979,428	223,957	3,203,385	(1,139,249)	22,723	(1,116,526)
Depreciation and amortization	2,623,215	82,502	2,705,717	3,785,770	97,660	3,883,430
Total assets	108,764,749	14,310,350	123,075,099	116,656,802	13,019,387	129,676,189
Capital expenditures	1,398,966	80,784	1,479,750	552,027	53,985	606,012

The Company is domiciled in the United States with foreign operations based in Canada, which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for the six-month periods ended June 30, 2002 and 2001 are as follows:

	Net Sales		Long-lived Assets
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
United States	$74,540,945	$76,152,104	$58,121,373	$57,858,630
Canada	16,801,268	16,919,487	7,757,717	8,069,503
Total	$91,342,213	$93,071,591	$65,879,090	$65,928,133

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2002
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

ASSETS:
Current assets:
Cash and cash equivalents	$95,463	$1,716	—	$97,179
Accounts receivable, net	28,218,766	5,352,208	—	33,570,974
Inventories	13,476,423	4,722,617	—	18,199,040
Receivables from affiliate	6,434,903	3,570,259	$(8,879,687)	1,125,475
Notes receivable	13,367	—	—	13,367
Prepaid expenses and other current assets	1,454,701	157,964	—	1,612,665
Income tax receivable	—	1,434,075	—	1,434,075
Deferred income taxes	1,097,153	46,081	—	1,143,234

Total current assets	50,790,776	15,284,920	(8,879,687)	57,196,009

Property and equipment, net	24,362,894	5,442,064	—	29,804,958
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,464,830	—	—	2,464,830
Goodwill, net	15,404,271	2,315,653	—	17,719,924
Other intangibles, net	6,024,930		—	6,024,930
Notes receivable	110,855	—	—	110,855
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	6,792,916	—	—	6,792,916
Other assets	1,097,605	—	—	1,097,605

Total assets	$117,476,878	$23,042,637	$(17,444,416)	$123,075,099

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$5,520,864	$2,864,745	—	$8,385,609
Accrued expenses	10,411,934	1,257,587	—	11,669,521
Book overdrafts	—	768,179	—	768,179
Intercompany payables	3,570,259	5,309,428	$(8,879,687)	—
Income taxes payable	—	355,482	—	355,482
Notes payable, current portion	624,512	—	—	624,512
Borrowings under lines of credit	11,577,546	2,853,075	—	14,430,621

Total current liabilities:	31,705,115	13,408,496	(8,879,687)	36,233,924
Notes payable	3,082,623	—	—	3,082,623
Environmental reserve	3,210,719	—	—	3,210,719
Deferred income taxes	5,086,039	1,658,833	—	6,744,872
Deferred warranty revenue	2,253,653	257,432	—	2,511,085
Deferred compensation	954,487	—	—	954,487
Series B Senior Notes	81,250,000	—	—	81,250,000

Total liabilities	127,542,636	15,324,761	(8,879,687)	133,987,710

Redeemable convertible preferred stock	2,164,277	—	—	2,164,277
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,119,464	—	—	2,119,464
Cumulative translation adjustment	—	(1,303,220)	588,000	(715,220)
(Accumulated deficit) retained earnings	(19,040,579)	1,826,694	(1,958,327)	(19,172,212)

Total shareholders’ equity (deficit)	(12,230,035)	7,717,876	(8,564,729)	(13,076,888)

Total liabilities and shareholders’ equity (deficit)	$117,476,878	$23,042,637	$(17,444,416)	$123,075,099

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$79,495,749	$16,801,268	$(4,954,804)	$91,342,213
Cost of sales	55,948,689	13,011,798	(4,954,804)	64,005,683

Gross profit	23,547,060	3,789,470	—	27,336,530
Operating expenses:
Selling, general and administrative	20,385,243	3,228,352	—	23,613,595
Amortization of intangibles	519,550	—	—	519,550

Operating income	2,642,267	561,118	—	3,203,385
Other expense (income):
Interest expense	4,482,755	65,927	—	4,548,682
Interest and other income, net	(48,245)	—	—	(48,245)

Income (loss) before provision (benefit) for income taxes	(1,792,243)	495,191	—	(1,297,052)
Provision (benefit) for income taxes	(594,500)	208,731	—	(385,769)

Net income (loss)	$(1,197,743)	$286,460	—	$(911,283)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$48,270,643	$9,839,044	$(2,728,450)	$55,381,237
Cost of sales	33,363,391	7,478,132	(2,728,450)	38,113,073

Gross profit	14,907,252	2,360,912	—	17,268,164
Operating expenses:
Selling, general and administrative	11,512,762	1,677,439	—	13,190,201
Amortization of intangibles	261,292	—	—	261,292

Operating income	3,133,198	683,473	—	3,816,671

Other expense (income):
Interest expense	2,306,012	49,610	—	2,355,622
Interest and other income, net	(23,800)	—	—	(23,800)

Income before provision for income taxes	850,986	633,863	—	1,484,849
Provision for income taxes	340,400	257,249	—	597,649

Net income	$510,586	$376,614	$—	$887,200

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash used in operating activities	$(3,754,097)	$(3,716,345)	—	$(7,470,442)

Cash flows from investing activities:
Capital expenditures	(1,306,236)	(173,514)	—	(1,479,750)
Proceeds from the disposal of property and equipment	9,400	—	—	9,400

Net cash used in investing activities	(1,296,836)	(173,514)	—	(1,470,350)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	5,574,102	2,728,000	—	8,302,102
Repayments under notes payable agreements	(312,516)	—	—	(312,516)
Borrowings under notes payable agreements	101,017	—		101,017
(Decrease) increase in book overdrafts	(1,389,858)	768,179	—	(621,679)
Cash surrender value of life insurance	1,133,137	—	—	1,133,137

Net cash provided by financing activities	5,105,882	3,496,179	—	8,602,061

Effect of exchange rate changes on cash and cash equivalents	—	10,215	—	10,215

Net increase (decrease) in cash and cash equivalents	54,949	(383,465)	—	(328,516)
Cash and cash equivalents, beginning of year.	40,514	385,181	—	425,695

Cash and cash equivalents, end of period	$95,463	$1,716	—	$97,179

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$40,514	$385,181	—	$425,695
Accounts receivable, net	20,424,397	3,219,264	—	23,643,661
Inventories	10,352,068	2,908,782	—	13,260,850
Receivables from affiliate	7,309,244	1,264,529	$(7,097,626)	1,476,147
Notes receivable	42,849	—	—	42,849
Prepaid expenses and other current assets	1,280,657	112,746	—	1,393,403
Income tax receivable	318,175	2,098,361	—	2,416,536
Deferred income taxes	1,097,153	43,974	—	1,141,127

Total current assets	40,865,057	10,032,837	(7,097,626)	43,800,268

Property and equipment, net	24,970,912	5,305,948	—	30,276,860
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,597,967	—	—	3,597,967
Goodwill, net	15,404,271	2,209,772	—	17,614,043
Other intangibles, net	6,544,482	—		6,544,482
Notes receivable	113,315	—	—	113,315
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,995,008	—	—	5,995,008
Other assets	1,094,246	—	—	1,094,246

Total assets	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,663,079	$1,179,125	—	$4,842,204
Accrued expenses	8,828,794	1,230,211	—	10,059,005
Book overdrafts	1,389,858	—	—	1,389,858
Intercompany payables	1,264,529	5,833,097	$(7,097,626)	—
Income taxes payable	—	339,228	—	339,228
Notes payable, current portion	523,495	—	—	523,495
Borrowings under lines of credit	6,003,444	125,075	—	6,128,519

Total current liabilities	21,673,199	8,706,736	(7,097,626)	23,282,309

Notes payable	3,395,139	—	—	3,395,139
Environmental reserve	3,241,144	—	—	3,241,144
Deferred income taxes	5,086,039	1,582,985	—	6,669,024
Deferred warranty revenue	2,332,439	183,790	—	2,516,229
Deferred compensation	903,114	—	—	903,114
Series B Senior notes	81,250,000	—	—	81,250,000

Total liabilities	117,881,074	10,473,511	(7,097,626)	121,256,959

Redeemable convertible preferred stock	2,082,773	—	—	2,082,773
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,200,968	—	—	2,200,968
Cumulative translation adjustment	—	(1,659,590)	588,000	(1,071,590)
(Accumulated deficit) retained earnings	(17,842,836)	1,540,234	(1,958,327)	(18,260,929)

Total shareholders’ equity (deficit)	(10,950,788)	7,075,046	(8,564,729)	(12,440,471)

Total liabilities and shareholders’ equity (deficit)	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$80,823,101	$16,919,487	$(4,670,997)	$93,071,591
Cost of sales	60,746,222	13,062,714	(4,670,997)	69,137,939

Gross profit	20,076,879	3,856,773	—	23,933,652
Operating expenses:
Selling, general and administrative	20,054,659	3,723,081	—	23,777,740
Amortization of intangibles	1,212,294	60,144	—	1,272,438

Operating income (loss)	(1,190,074)	73,548	—	(1,116,526)
Other expense (income):
Interest expense	4,835,481	141,358	—	4,976,839
Interest and other income, net	(106,852)	—	—	(106,852)

Loss before provision (benefit) for income taxes	(5,918,703)	(67,810)	—	(5,986,513)
Provision (benefit) for income taxes	(2,050,969)	485,811	—	(1,565,158)

Net loss	$(3,867,734)	$(553,621)	—	$(4,421,355)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$46,117,716	$9,850,681	$(2,485,264)	$53,483,133
Cost of sales	34,276,742	7,480,401	(2,505,718)	39,251,425

Gross profit	11,840,974	2,370,280	20,454	14,231,708
Operating expenses:
Selling, general and administrative	10,744,735	1,968,627	20,454	12,733,816
Amortization of intangibles	605,388	30,072	—	635,460

Operating income	490,851	371,581	—	862,432

Other expense (income):
Interest expense	2,506,872	74,835	—	2,581,707
Interest and other income, net	(46,683)	—	—	(46,683)

Income (loss) before provision (benefit) for income taxes	(1,969,338)	296,746	—	(1,672,592)
Provision (benefit) for income taxes	(612,265)	378,509	—	(233,756)

Net loss	$(1,357,073)	$(81,763)	$—	$(1,438,836)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash provided by (used in) operating activities	($8,404,650)	$1,297,173	—	($7,107,477)

Cash flows from investing activities:
Capital expenditures	(532,981)	(73,031)	—	(606,012)

Net cash used in investing activities	(532,981)	(73,031)	—	(606,012)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	6,799,120	(917,733)	—	5,881,387
Repayments under notes payable agreements	(29,924)	—	—	(29,924)
Borrowings under notes payable agreements	4,597	—		4,597
Decrease in book overdrafts	(75,530)	(308,366)	—	(383,896)
Cash surrender value of life insurance	1,959,594	—	—	1,959,594

Net cash provided by (used in) financing activities	8,657,857	(1,226,099)	—	7,431,758

Effect of exchange rate changes on cash and cash equivalents	—	2,253	—	2,253

Net increase (decrease) in cash and cash equivalents	(279,774)	296	—	(279,478)
Cash and cash equivalents, beginning of period.	1,044,276	1,839	—	1,046,115

Cash and cash equivalents, end of period	$764,502	$2,135	—	$766,637

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, of which this commentary is a part, the unaudited consolidated financial statements and the related notes thereto. This discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company manages its business through two reportable segments:  the Henry Building Products Division and the Resin Technology Division.  See Note 10 to the consolidated financial statements for segment detail. The Company also has a significant customer that accounts for more than 10% of net sales. See Note 9 to the consolidated financial statements for significant customer detail.

RESULTS OF OPERATIONS

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended June 30 ($ in millions)				Six Months Ended June 30 ($ in millions)
	2001	% of sales	2002	% of sales	2001	% of sales	2002	% of sales

Net sales	$53.5	100.0%	$55.4	100.0%	$93.1	100.0%	$91.3	100.0%
Cost of sales	39.3	73.5%	38.1	68.8%	69.1	74.2%	64.0	70.1%

Gross Profit	14.2	26.5%	17.3	31.2%	24.0	25.8%	27.3	29.9%

Operating expenses:
Selling, general and administrative	12.7	23.7%	13.2	23.8%	23.8	25.6%	23.6	25.8%
Amortization of intangibles	0.6	1.1%	0.3	0.5%	1.3	1.4%	0.5	0.6%

Operating income(loss)	0.9	1.7%	3.8	6.9%	(1.1)	(1.2% )	3.2	3.5%

Interest expense	2.6	4.9%	2.4	4.3%	5.0	5.3%	4.6	5.0%
Interest and other income, net	(0.1)	(0.2% )	(0.1)	(0.1% )	(0.1)	(0.1% )	(0.1)	(0.1% )
Loss before benefit for income taxes	(1.6)	(3.0% )	1.5	2.7%	(6.0)	(6.4% )	(1.3)	(1.4% )
Provision (benefit) for income taxes	(0.2)	(0.4% )	0.6	1.1%	(1.6)	(1.7% )	(0.4)	(0.4% )

Net income (loss)	($1.4)	(2.6% )	$0.9	1.6%	($4.4)	(4.7% )	($0.9)	(1.0% )

FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE
MONTHS ENDED JUNE 30, 2001

NET SALES. The Company’s net sales increased to $55.4 million for the three months ended June 30, 2002, an increase of $1.9 million, or 3.6%, from $53.5 million for the three months ended June 30, 2001. The increase in sales was due primarily to increased sales to a key customer.  In January 2002, the Company announced that it had reached an agreement with its largest customer, Home Depot, to significantly increase the number of Home Depot stores the Company supplies.  Shortly thereafter, the Company lost its business with its second biggest account, Lowe’s.  During the three months ended June 30, 2002, the incremental revenue resulting from the Home Depot agreement exceeded the decline in revenue resulting from the loss of Lowes as a customer.

GROSS PROFIT. The Company’s gross profit increased to $17.3 million for the three months ended June 30, 2002, an increase of $3.1 million from $14.2 million from the three months ended June 30, 2001.  The $3.1 million increase in gross profit represents a 21.8% increase from the three months ended June 30, 2001. Gross profit as a percentage of net sales increased to 31.2% for the three months ended June 30, 2002 from 26.5% for the three months ended June 30, 2001. Both the dollar and percentage increases were primarily due to higher sales volume and an improvement in brand mix.

Also contributing to improved margins were the closure of a manufacturing facility in the third quarter of 2001 and the elimination of several hundred unprofitable stock-keeping units, partially offset by the higher cost of certain raw materials, including asphalt, in the three months ended June 30, 2002.  Specific operating enhancements reflected in the quarter include: improved production planning and inventory control which yielded higher fill rates to customers and a net inventory reduction; improved pricing and margin analysis leading to price increases, phase out of low margin accounts and hundreds of stocking units; manufacturing reductions in scrap and rework plus an emphasis on standardization of formulas to improve product quality; lower billing chargebacks and various other operating savings including improvements in customer service.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $13.2 million for the three months ended June 30, 2002, an increase of $0.5 million, or 3.9%, from $12.7 million for the three months ended June 30, 2001. Selling, general and administrative expenses as a percentage of sales increased slightly to 23.8% for the three months ended June 30, 2002 from 23.7% for the three months ended June 30, 2001. The increase of $0.5 million was primarily due to a higher level of sales activity combined with increased distribution costs associated with the expanded relationship with Home Depot.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased to $0.3 million for the three months ended June 30, 2002 from $0.6 million for the three months ended June 30, 2001. The decrease in amortization expense is primarily due to an accounting change associated with the adoption of SFAS No. 142 on January 1, 2002 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME (LOSS). The Company’s operating income increased to $3.8 million for the three months ended June 30, 2002, an increase of $2.9 million, from an operating income of $0.9 million for the three months ended June 30, 2001. The increase of $2.9 million was attributable to increased sales, an improvement in gross margins and the cessation of goodwill amortization.

INTEREST EXPENSE. Interest expense decreased to $2.4 million for the three months ended June 30, 2002, a decrease of $0.2 million, or 7.7%, from $2.6 million for the three months ended June 30, 2001.  The decrease was primarily due to decreased working capital borrowings and a lower prime interest rate.

PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes increased to $0.6 million for the three months ended June 30, 2002, from a benefit for income taxes of $0.2 million for the three months ended June 30, 2001. The increase is primarily related to the Company’s increased operating income for the three months ended June 30, 2002.

NET INCOME (LOSS).  The net income increased to $0.9 million for three months ended June 30, 2002, an increase of $2.3 million from a net loss of $1.4 million for the three months ended June 30, 2001. The increase was primarily due to increased gross profit and other factors discussed above.

FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX
MONTHS ENDED JUNE 30, 2001

NET SALES. The Company’s net sales decreased to $91.3 million for the six months ended June 30, 2002, a decrease of $1.8 million, or 1.9%, from $93.1 million for the six months ended June 30, 2001.  The decrease was primarily due to less than normal rainfall in certain of the Company’s western markets and the change in relationships with two key customers. Shortly after the Company’s announcement in January 2002 of an enhanced sales relationship with Home Depot, the Company lost its business with its second biggest account, Lowe’s.  Although the net effect of these changes had a positive impact on the Company’s performance in the second quarter of 2002, the first quarter of 2002 phase-out from Lowe’s and the phase-in of the new Home Depot stores resulted in disruption to the Company’s sales volume.  More specifically, shipments to Lowe’s ceased in February 2002 while increased shipments to Home Depot began in late March 2002.

GROSS PROFIT. The Company’s gross profit increased to $27.3 million for the six months ended June 30, 2002, an increase of $3.3 million, or 13.8%, from $24.0 million for the six months ended June 30, 2001. Gross profit as a percentage of net sales increased to 29.9% for the six months ended June 30, 2002 from 25.8% for the six months ended June 30, 2001.  The increase was primarily due to an improvement in brand mix resulting from the expanded relationship with Home Depot, the closure of a manufacturing facility, and the elimination of certain unprofitable stock-keeping units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $23.6 million for the six months ended June 30, 2002, a decrease of $0.2 million, or 0.8%, from $23.8 million for the six months ended June 30, 2001.  The decrease of $0.2 million was primarily due to a lower level of sales activity and the elimination of certain fixed selling, general and administrative expenses that began in late 2001. Selling, general and administrative expenses as a percentage of sales increased to 25.8% for the six months ended June 30, 2002 from 25.6% for the six months ended June 30, 2001 due to the fixed nature of certain selling, general and administrative expenses.

AMORTIZATION OF INTANGIBLES.   Amortization of intangibles decreased to $0.5 million for the six months ended June 30, 2002 from $1.3 million for the six months ended June 30, 2001. The $0.8 million decrease in amortization expense is primarily due to an accounting change associated with the adoption of SFAS No. 142 on January 1, 2002 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME (LOSS). The Company’s operating income increased to $3.2 million for the six months ended June 30, 2002, an increase of $4.3 million, from a loss of $1.1 million for the six months ended June 30, 2001. The increase of $4.3 million was attributable to higher gross profit margins, a reduction in selling, general, and administrative expenses and the cessation of goodwill amortization.

INTEREST EXPENSE. Interest expense decreased to $4.6 million for the six months ended June 30, 2002, a decrease of $0.4 million, or 8.0%, from $5.0 million for the six months ended June 30, 2001. The decrease was primarily due to decreased working capital borrowings and a lower prime interest rate.

BENEFIT FOR INCOME TAXES. The benefit for income taxes decreased to $0.4 million for the six months ended June 30, 2002, or 75.0%, from a benefit for income taxes of $1.6 million for the six months ended June 30, 2001. The decrease was primarily related to the Company’s decrease in pre-tax loss for the six months ended June 30, 2002.

NET LOSS.  The net loss decreased to $0.9 million for the six months ended June 30, 2002, a decrease of $3.5 million, or 79.5% from a net loss of $4.4 million for the six months ended June 30, 2001. The decrease was primarily due to increased gross profit and other factors discussed above.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. Henry Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate (4.75% at June 30, 2002) with an option to borrow based on the LIBOR rate.  The loan balance outstanding and the remaining availability of credit under the revolver were $11.6 million and $8.7 million respectively, at June 30, 2002. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. The balance outstanding under this revolving line was $2.9 million at June 30, 2002 with interest at 4.75% at June 30, 2002. The Company believes that cash from operations and fundings on its bank lines of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company’s anticipated working capital, capital expenditure, debt service or other financing requirements or that the Company will not require additional financing within this time frame.

Cash flows for the Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

The Company’s net cash used in operations was ($7.5) million for the six months ended June 30, 2002 compared to net cash used in operations of ($7.1) million for the six months ended June 30, 2001.  This change resulted from a decrease in net loss from the six months ended June 30, 2001 to the six months ended June 30, 2002 which was offset by increased accounts receivable, inventories and certain other working capital changes.  Cash flows used in investing activities were $1.5 million and $0.6 million for the six months ended June 30, 2002 and 2001, respectively.  The increase in cash used in investing activities was due to an increase in capital expenditures of $0.9 million.  Cash provided by financing activities during the six months ended June 30, 2002 and 2001 was $8.6 million and $7.4 million, respectively.  The increase of $1.2 million for the six months ended June 30, 2002 from the six months ended June 30, 2001 was primarily due to increased borrowings under the line of credit agreements.

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

EBITDA

EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and certain after-tax gains and losses. While EBITDA is not a GAAP measure and should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the three and six-month periods ended June 30, 2001 and 2002 is as follows:

	EBITDA Three months Ended		EBITDA Six months Ended
	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
	(In thousands)		(In thousands)

Net income (loss)	($1,439)	$887	($4,421)	($911)
Provision (benefit) for income taxes	(234)	598	(1,565)	(386)
Interest expense	2,582	2,356	4,977	4,549
Depreciation and amortization	1,941	1,387	3,883	2,706

EBITDA	$2,850	$5,228	$2,874	$5,958

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 were reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and completed its goodwill impairment test during the second quarter of 2002.  Based on the results of the impairment test, the Company will record a transitional impairment loss upon adoption of SFAS No. 142.  The Company is currently in the process of computing the amount of the impairment in accordance with the transitional guidance of SFAS No. 142 and will record a cumulative effect of change in accounting principle upon quantification of the impairment amount which will occur by no later than the fourth quarter of 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal year 2003.  The Company is in the process of determining the impact of this Statement on the Company’s financial statements when effective.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 are effective beginning in fiscal year 2003.  All other provisions were effective after May 15, 2002.  The provisions adopted May 15 did not have a significant impact on the Company’s financial results.  The Company is in the process of determining the impact of this Statement on the Company’s financial results for those provisions effective in fiscal year 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is  not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged.  The Company is currently evaluating the provisions of SFAS No. 146 and its potential impact on the Company’s consolidated financial statements.

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

(a) Exhibits

The registrant has filed herewith the following exhibits:

Exhibit 99.1 Certification by Chief Executive Officer

Exhibit 99.2 Certification by Chief Financial Officer

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended June 30, 2002:

None

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	HENRY COMPANY

/s/ Jeffrey A. Wahba

By: JEFFREY A. WAHBA
Its: Vice President, Secretary
and Chief Financial Officer