Form 10-Q
period 2002-09-30
HENRY CO
filed 2002-11-13
CIK 46916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2002

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

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2002, there were 221,500 shares of the registrant’s common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Quarterly Report pursuant thereto, but has filed all reports as if so required during the preceding 12 months.

HENRY COMPANY

FORM 10-Q

TABLE OF CONTENTS

September 30, 2002

Part I. Financial Information

Item 1.  Consolidated Financial Statements

HENRY COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2001	September 30, 2002
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$425,695	$707,047
Trade accounts receivable, net of allowance for doubtful accounts of $2,760,591 and $2,540,730 for 2001 and 2002, respectively	23,643,661	36,384,585
Inventories	13,260,850	16,765,165
Receivables from affiliate	1,476,147	1,204,197
Notes receivable	42,849	28,661
Prepaid expenses and other current assets	1,393,403	2,040,323
Income tax receivable	2,416,536	218,765
Deferred income taxes	1,141,127	1,141,281

Total current assets	43,800,268	58,490,024

Property and equipment, net	30,276,860	28,426,706
Cash surrender value of life insurance, net	3,597,967	2,119,721
Goodwill, net	17,614,043	17,621,782
Other intangibles, net	6,544,482	5,765,162
Notes receivable	113,315	472,526
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	5,995,008	6,051,730
Other assets	1,094,246	1,051,063

Total assets	$110,899,261	$121,861,786

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$4,842,204	$7,668,555
Accrued expenses	10,059,005	15,991,266
Income taxes payable	339,228	340,416
Book overdrafts	1,389,858	884,377
Notes payable, current portion	523,495	625,036
Borrowings under lines of credit	6,128,519	8,435,139

Total current liabilities	23,282,309	33,944,789

Notes payable	3,395,139	2,926,164
Environmental reserve	3,241,144	3,198,098
Deferred income taxes	6,669,024	6,674,568
Deferred warranty revenue	2,516,229	2,511,341
Deferred compensation	903,114	968,332
Series B Senior Notes	81,250,000	81,250,000

Total liabilities	121,256,959	131,473,292

Commitments and contingencies

Redeemable convertible preferred stock	2,082,773	2,205,029

Shareholders’ deficit:
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,200,968	2,078,712
Cumulative translation adjustment	(1,071,590)	(976,274)
Accumulated deficit	(18,260,929)	(17,610,053)

Total shareholders’ deficit	(12,440,471)	(11,816,535)

Total liabilities, redeemable convertible preferred stock and shareholder's deficit	$110,899,261	$121,861,786

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002

Net sales	$55,489,620	$59,823,417	$148,561,211	$151,165,630
Cost of sales	39,661,801	41,231,555	108,799,740	105,237,238

Gross profit	15,827,819	18,591,862	39,761,471	45,928,392

Operating expenses:
Selling, general and administrative	12,240,058	13,422,520	36,017,798	37,036,115
Restructuring charges	305,186	—	305,186	—
Amortization of intangibles	638,495	259,770	1,910,933	779,320

Operating income	2 ,644,080	4,909,572	1,527,554	8,112,957
Other expense (income):
Interest expense	2,624,378	2,513,186	7,601,217	7,061,868
Interest and other income, net	(35,800)	(84,915)	(142,652)	(133,160)

Income (loss) before provision (benefit) for income taxes	55,502	2,481,301	(5,931,011)	1,184,249
Provision (benefit) for income taxes	461,528	919,142	(1,103,630)	533,373

Net income (loss)	$(406,026)	$1,562,159	$(4,827,381)	$650,876

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Issued Shares	Amount

Balance, December 31, 2001	227,500	$4,691,080	$2,200,968	$(1,071,590)	$(18,260,929)	$(12,440,471)
Accretion on redeemable convertible preferred stock	—	—	(122,256)	—	—	(122,256)
Comprehensive income:
Net income	—	—	—	—	650,876	650,876
Other comprehensive income:
Change in cumulative translation adjustment	—	—	—	95,316	—	95,316

Total comprehensive income	—	—	—	—	—	746,192

Balance, September 30, 2002	227,500	$4,691,080	$2,078,712	$(976,274)	$(17,610,053)	$(11,816,535)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

(UNAUDITED)

	2001	2002

Cash flows from operating activities:
Net income (loss)	$(4,827,381)	$650,876
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,816,953	3,328,313
Provision for doubtful accounts	667,521	(219,861)
Deferred income taxes	(2,108,199)	(51,332)
Noncompetition and goodwill amortization	1,911,050	779,320
Gain on disposal of property and equipment	(2,600)	(114,000)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(10,816,309)	(12,521,063)
Inventories	2,626,971	(3,504,315)
Receivables from affiliates	1,130,228	271,950
Notes receivable	(901)	54,978
Other assets	(783,809)	(603,738)
Income tax receivable	51,672	2,197,771
Accounts payable and accrued expenses	4,711,175	8,716,755
Deferred warranty revenue	190,130	(4,888)
Deferred compensation	(129,715)	65,218

Net cash used in operating activities	(3,563,214)	(954,016)

Cash flows from investing activities:
Capital expenditures	(872,046)	(1,831,490)
Proceeds from the disposal of property and equipment	2,600	85,387
Net cash used in investing activities	(869,446)	(1,746,103)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	1,041,478	2,306,620
Repayments under notes payable agreements	(92,011)	(468,975)
Borrowings under notes payable agreements	3,500,000	101,541
Decrease in book overdrafts	(2,721,325)	(505,481)
Cash surrender value of life insurance	1,910,777	1,478,246

Net cash provided by financing activities	3,638,919	2,911,951

Effect of exchange rate changes on cash and cash equivalents	(112,752)	69,520

Net increase (decrease) in cash and cash equivalents	(906,493)	281,352

Cash and cash equivalents, beginning of period	1,046,115	425,695

Cash and cash equivalents, end of period	$139,622	$707,047

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited consolidated financial statements of Henry Company, a California corporation (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented. Certain prior year amounts have been reclassified to conform with the current period presentation.  The accompanying consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with quarterly reporting guidelines of the SEC. The year-end balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the year ended December 31, 2001 as included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board  (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (“SFAS No. 141” and “SFAS No. 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 were reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and completed its goodwill impairment test during the second quarter of 2002.  Based on the results of the impairment test, the Company will record a transitional impairment loss upon full adoption of SFAS No. 142.  The Company is currently in the process of computing the amount of the impairment in accordance with the transitional guidance of SFAS No. 142 and will record a cumulative effect of change in accounting principle upon quantification of the impairment amount which will occur in the fourth quarter of 2002.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 are effective beginning in fiscal year 2003.  All other provisions were effective after May 15, 2002.  The provisions adopted on May 15, 2002 did not have a significant impact on the Company’s financial results.  The Company is in the process of determining the impact of this Statement on the Company’s financial results for those provisions effective in fiscal year 2003.

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

3. INVENTORIES:

Inventories consist of the following:

	December 31, 2001	September 30, 2002

Raw materials	$6,811,265	$8,298,744
Finished goods	6,449,585	8,466,421

	$13,260,850	$16,765,165

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2001	September 30, 2002

Buildings	$14,707,437	$13,963,901
Machinery and equipment	27,935,954	28,903,810
Office furniture and equipment	8,204,948	8,221,775
Automotive equipment	1,207,485	1,053,305
Leasehold improvements	2,938,283	2,980,357
Other assets	486,535	510,346

Gross buildings and equipment	55,480,642	55,633,494
Less, accumulated depreciation and amortization	(29,025,424)	(31,609,013)

Net buildings and equipment	26,455,218	24,024,481

Land	3,219,585	3,177,009
Construction-in-progress	602,057	1,225,216

Net property and equipment	$30,276,860	$28,426,706

5. GOODWILL AND INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS:

The Company adopted SFAS No. 142 on January 1, 2002 and will test goodwill at least annually for impairment using a two-step process.  The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year.  The Company completed the first step of the goodwill impairment test during the second quarter of 2002 and will record a transitional impairment loss.  The Company is currently in the process of computing the amount of the impairment in accordance with the transitional guidance of SFAS No. 142 and will record a cumulative effect of change in accounting principle upon quantification of the impairment amount.  Intangible assets deemed to have an indefinite life are tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the year.  The Company does not have intangible assets with an indefinite life.

The Company adopted SFAS No. 142 on January 1, 2002 and as a result, ceased amortization of goodwill as of that date.  There were no changes for the nine months ended September 30, 2002, except for a Canadian currency translation adjustment of $7,739 in the net carrying amount of goodwill which amounted to $17,621,782 at September 30, 2002.

The following table sets forth the Company’s acquired intangible assets, which will continue to be amortized, for the periods ended September 30, 2002 and December 31, 2001:

	September 30, 2002			December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized identifiable intangible assets:
Noncompetition agreements	$4,727,199	$(2,295,430)	$2,431,769	$4,727,199	$(1,937,142)	$2,790,057
Acquisition intangibles	3,165,214	(1,348,695)	1,816,519	3,165,214	(1,126,268)	2,038,946
Financing fees	2,442,000	(1,093,324)	1,348,676	2,442,000	(912,158)	1,529,842
Tradenames and trademarks	297,283	(129,085)	168,198	297,283	(111,646)	185,637
Total	$10,631,696	$(4,866,534)	$5,765,162	$10,631,696	$(4,087,214)	$6,544,482

Amortization expense on acquired intangible assets was $779,320 and $1,910,933 for the nine months ended September 30, 2002 and 2001, respectively.  Amortization expense on goodwill was $380,437 for the three months ended September 30, 2001 and $1,111,731 for the nine months ended September 30, 2001.  Based on current information, estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years, starting with 2002, is expected to be approximately $1,039,097, $1,039,097, $1,039,097, $977,986 and $947,431, respectively.

In accordance with SFAS No. 142, the results for the prior year’s three month and nine month periods ended September 30, 2001 have not been restated.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (loss) would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002

Reported net income (loss)	$(406,026)	$1,562,159	$(4,827,381)	$650,876
Goodwill amortization	380,437	—	1,111,731	—
Adjusted net income (loss)	$(25,589)	$1,562,159	$(3,715,650)	$650,876

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

Long-term debt consists of the following at September 30, 2002:

September 30, 2002
10.0% Series B Senior Notes due 2008	$81,250,000
Various term notes payable to third parties with interest rates ranging from 4.75% to 8.5%, maturing from 2002 to 2013	11,986,339

93,236,339
Less: Lines of credit	(8,435,139)
Other current maturities	(625,036)

Long-term debt	$84,176,164

The Company’s Senior Notes are guaranteed by the Company’s United States subsidiary (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 11 for the Guarantor Condensed Consolidating Financial Statements.

In August 2001, the Company entered into a replacement credit facility agreement with, and received funding from, two new financial institutions. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan.  Upon closing, $3.5 million of the term loan was funded.  The replacement credit facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate (4.75% at September 30, 2002) with an option to borrow based on the LIBOR rate.  The loan balance outstanding and the remaining credit available under the revolver were $5.7 and $16.2 million, respectively, at September 30, 2002. The Company also maintains a $5.2 million credit line with Canadian bank to finance Canadian operations with interest charged at prime plus 0.5% (5.0% at September 30, 2002.)  The balance outstanding under this revolving line was $2.8 million at September 30, 2002.

7. INCOME TAXES:

The significant components of the provision (benefit) for income taxes are as follows:

Nine Months Ended September 30, 2002

Current:
Federal	$114,133
State	32,552
Foreign	386,687

Total provision for income taxes	$533,373

The Company’s effective tax rate differs from the federal statutory tax rate for the nine-month period ended September 30, 2002 as follows:

Nine Months Ended September 30, 2002

Provision for income taxes at the federal statutory tax rate	34.0%
State taxes, net of federal tax benefit	5.8
Foreign income taxes	2.2
Nondeductible intangibles	3.6
Other, net	(0.6)

Combined effective tax rate	45.0%

Income before income taxes of the Company’s Canadian operations was $923,326 for the nine-month period ended September 30, 2002.

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

During the nine-month periods ended September 30, 2002 and 2001, the Company has charged the Henry Wine Group approximately $291,000 and $581,000, respectively, for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

9. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

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

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 23.5% of gross sales during the nine-month period ended September 30, 2002 and 11.5% of gross sales during the nine-month period ended September 30, 2001 and accounted for approximately 34.4% and 23.3% of accounts receivable at September 30, 2002 and December 31, 2001, respectively.  In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2004. In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  The Company believes that the incremental revenue resulting from the Home Depot agreement will exceed the revenue lost as a result of the loss of Lowes as a customer.  Any deterioration of the Company’s relationship with Home Depot or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse effect on the Company.

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total

Net sales	$133,872,535	$17,293,095	$151,165,630	$131,342,914	$17,218,297	$148,561,211
Gross profit	42,414,227	3,514,165	45,928,392	36,633,689	3,127,782	39,761,471
Operating income	7,529,218	583,739	8,112,957	1,247,712	279,842	1,527,554
Depreciation and amortization	3,983,422	124,211	4,107,633	5,584,987	143,016	5,728,003
Total assets	107,278,284	14,583,502	121,861,786	112,904,888	13,229,325	126,134,213
Capital expenditures	1,719,306	112,184	1,831,490	828,765	43,281	872,046

The Company is domiciled in the United States with foreign operations based in Canada, which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for the nine-month periods ended September 30, 2002 and 2001 are as follows:

	Net Sales September 30, 2002	Long-lived Assets September 30, 2002	Net Sales September 30, 2001	Long-lived Assets September 30, 2001

United States	$124,285,336	$55,940,651	$121,959,372	$57,982,686
Canada	26,880,294	7,431,111	26,601,839	7,632,419

Total	$151,165,630	$63,371,762	$148,561,211	$65,615,105

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

ASSETS:
Current assets:
Cash and cash equivalents	$705,404	$1,643	—	$707,047
Accounts receivable, net	31,579,604	4,804,981	—	36,384,585
Inventories	12,051,483	4,713,682	—	16,765,165
Receivables from affiliate	6,758,069	4,995,000	$(10,548,872)	1,204,197
Notes receivable	28,661	—	—	28,661
Prepaid expenses and other current assets	1,900,401	139,922	—	2,040,323
Income tax receivable	—	218,765	—	218,765
Deferred income taxes	1,097,153	44,128	—	1,141,281

Total current assets	54,120,775	14,918,121	(10,548,872)	58,490,024

Property and equipment, net	23,213,106	5,213,600	—	28,426,706
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,119,721	—	—	2,119,721
Goodwill, net	15,404,271	2,217,511	—	17,621,782
Other intangibles, net	5,765,162	—	—	5,765,162
Notes receivable	472,526	—	—	472,526
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	6,051,730	—	—	6,051,730
Other assets	1,051,063	—	—	1,051,063

Total assets	$118,626,155	$22,349,232	$(19,113,601)	$121,861,786

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2002
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$5,315,066	$2,353,489	—	$7,668,555
Accrued expenses	14,578,719	1,412,547	—	15,991,266
Book overdrafts	571,007	313,370	—	884,377
Intercompany payables	4,995,000	5,553,872	$(10,548,872)	—
Income taxes payable	—	340,416	—	340,416
Notes payable, current portion	625,036	—	—	625,036
Borrowings under lines of credit	5,653,663	2,781,476	—	8,435,139

Total current liabilities	31,738,491	12,755,170	(10,548,872)	33,944,789

Notes payable	2,926,164	—	—	2,926,164
Environmental reserve	3,198,098	—	—	3,198,098
Deferred income taxes	5,086,039	1,588,529	—	6,674,568
Deferred warranty revenue	2,212,809	298,532	—	2,511,341
Deferred compensation	968,332	—	—	968,332
Series B Senior Notes	81,250,000	—	—	81,250,000

Total liabilities	127,379,933	14,642,231	(10,548,872)	131,473,292

Redeemable convertible preferred stock	2,205,029	—	—	2,205,029

Shareholder equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,078,712	—	—	2,078,712
Cumulative translation adjustment	—	(1,564,274)	588,000	(976,274)
(Accumulated deficit) retained earnings	(17,728,599)	2,076,873	(1,958,327)	(17,610,053)

Total shareholders’ equity (deficit)	(10,958,807)	7,707,001	(8,564,729)	(11,816,535)

Total liabilities and shareholders’ equity (deficit)	$118,626,155	$22,349,232	$(19,113,601)	$121,861,786

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$132,091,250	$26,880,294	$(7,805,914)	$151,165,630
Cost of sales	92,355,850	20,687,302	(7,805,914)	105,237,238

Gross profit	39,735,400	6,192,992	—	45,928,392
Operating expenses:
Selling, general and administrative	31,925,813	5,110,302	—	37,036,115
Amortization of intangibles	779,320	—	—	779,320

Operating income	7,030,267	1,082,690	—	8,112,957
Other expense (income):
Interest expense	6,902,504	159,364	—	7,061,868
Interest and other income, net	(133,160)	—	—	(133,160)

Income before provision for income taxes	260,923	923,326	—	1,184,249
Provision for income taxes	146,686	386,687	—	533,373

Net income	$114,237	$536,639	—	$650,876

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$52,595,501	$10,079,026	$(2,851,110)	$59,823,417
Cost of sales	36,407,161	7,675,504	(2,851,110)	41,231,555

Gross profit	16,188,340	2,403,522	—	18,591,862
Operating expenses:
Selling, general and administrative	11,540,570	1,881,950	—	13,422,520
Amortization of intangibles	259,770	—	—	259,770

Operating income	4,388,000	521,572	—	4,909,572

Other expense (income):
Interest expense	2,419,749	93,437	—	2,513,186
Interest and other income, net	(84,915)	—	—	(84,915)

Income before provision for income taxes	2,053,166	428,135	—	2,481,301
Provision for income taxes	741,186	177,956	—	919,142

Net income	$1,311,980	$250,179	$—	$1,562,159

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash provided by (used in) operating activities	$2,172,086	$(3,126,102)	—	$(954,016)

Cash flows from investing activities:
Capital expenditures	(1,530,945)	(300,545)	—	(1,831,490)
Proceeds from the disposal of property and equipment	81,569	3,818	—	85,387

Net cash used in investing activities	(1,449,376)	(296,727)	—	(1,746,103)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	(349,781)	2,656,401	—	2,306,620
Repayments under notes payable agreements	(468,975)	—	—	(468,975)
Borrowings under notes payable agreements	101,541			101,541
Increase (decrease) in book overdrafts	(818,851)	313,370	—	(505,481)
Cash surrender value of life insurance	1,478,246	—	—	1,478,246

Net cash provided by (used in) financing activities	(57,820)	2,969,771	—	2,911,951

Effect of exchange rate changes on cash and cash equivalents	—	69,520	—	69,520

Net increase (decrease) in cash and cash equivalents	664,890	(383,538)	—	281,352
Cash and cash equivalents, beginning of period.	40,514	385,181	—	425,695

Cash and cash equivalents, end of period	$705,404	$1,643	—	$707,047

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$40,514	$385,181	—	$425,695
Accounts receivable, net	20,424,397	3,219,264	—	23,643,661
Inventories	10,352,068	2,908,782	—	13,260,850
Receivables from affiliate	7,309,244	1,264,529	$(7,097,626)	1,476,147
Notes receivable	42,849	—	—	42,849
Prepaid expenses and other current assets	1,280,657	112,746	—	1,393,403
Income tax receivable	318,175	2,098,361	—	2,416,536
Deferred income taxes	1,097,153	43,974	—	1,141,127

Total current assets	40,865,057	10,032,837	(7,097,626)	43,800,268

Property and equipment, net	24,970,912	5,305,948	—	30,276,860
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,597,967	—	—	3,597,967
Goodwill, net	15,404,271	2,209,772	—	17,614,043
Other intangibles, net	6,544,482	—		6,544,482
Notes receivable	113,315	—	—	113,315
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,995,008	—	—	5,995,008
Other assets	1,094,246	—	—	1,094,246

Total assets	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$3,663,079	$1,179,125	—	$4,842,204
Accrued expenses	8,828,794	1,230,211	—	10,059,005
Book overdrafts	1,389,858	—	—	1,389,858
Intercompany payables	1,264,529	5,833,097	$(7,097,626)	—
Income taxes payable	—	339,228	—	339,228
Notes payable, current portion	523,495	—	—	523,495
Borrowings under lines of credit	6,003,444	125,075	—	6,128,519

Total current liabilities	21,673,199	8,706,736	(7,097,626)	23,282,309

Notes payable	3,395,139	—	—	3,395,139
Environmental reserve	3,241,144	—	—	3,241,144
Deferred income taxes	5,086,039	1,582,985	—	6,669,024
Deferred warranty revenue	2,332,439	183,790	—	2,516,229
Deferred compensation	903,114	—	—	903,114
Series B Senior notes	81,250,000	—	—	81,250,000

Total liabilities	117,881,074	10,473,511	(7,097,626)	121,256,959

Redeemable convertible preferred stock	2,082,773	—	—	2,082,773
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,200,968	—	—	2,200,968
Cumulative translation adjustment	—	(1,659,590)	588,000	(1,071,590)
Accumulated (deficit) retained earnings	(17,842,836)	1,540,234	(1,958,327)	(18,260,929)

Total shareholders’ equity (deficit)	(10,950,788)	7,075,046	(8,564,729)	(12,440,471)

Total liabilities and shareholders’ equity (deficit)	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$129,150,587	$26,601,839	$(7,191,215)	$148,561,211
Cost of sales	95,526,495	20,464,460	(7,191,215)	108,799,740

Gross profit	33,624,092	6,137,379	—	39,761,471
Operating expenses:
Selling, general and administrative	30,486,233	5,531,565	—	36,017,798
Restructuring charges	305,186	—	—	305,186
Amortization of intangibles	1,820,717	90,216	—	1,910,933

Operating income	1,011,956	515,598	—	1,527,554
Other expense (income):
Interest expense	7,402,710	198,507	—	7,601,217
Interest and other income, net	(142,652)	—	—	(142,652)

Income (loss) before provision (benefit) for income taxes	(6,248,102)	317,091	—	(5,931,011)
Provision (benefit) for income taxes	(2,014,591)	910,961	—	(1,103,630)

Net loss	$(4,233,511)	$(593,870)	—	$(4,827,381)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$48,327,486	$9,682,352	$(2,520,218)	$55,489,620
Cost of sales	34,780,273	7,401,746	(2,520,218)	39,661,801

Gross profit	13,547,213	2,280,606	—	15,827,819
Operating expenses:
Selling, general and administrative	10,431,574	1,808,484	—	12,240,058
Restructuring charges	305,186			305,186
Amortization of intangibles	608,423	30,072	—	638,495

Operating income	2,202,030	442,050	—	2,644,080

Other expense (income):
Interest expense	2,567,229	57,149	—	2,624,378
Interest and other income, net	(35,800)	—	—	(35,800)

Income (loss) before provision (benefit) for income taxes	(329,399)	384,901	—	55,502
Provision for income taxes	36,378	425,150	—	461,528

Net loss	$(365,777)	$(40,249)	$—	$(406,026)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash provided by (used in) operating activities	$(3,808,254)	$245,040	—	$(3,563,214)

Cash flows from investing activities:
Capital expenditures	(735,525)	(136,521)	—	(872,046)
Proceeds from the disposal of property and equipment	—	2,600	—	2,600

Net cash used in investing activities	(735,525)	(133,921)	—	(869,446)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	1,294,068	(252,590)	—	1,041,478
Repayments under notes payable agreements	(92,011)	—	—	(92,011)
Borrowings under notes payable agreements	3,500,000			3,500,000
Increase (decrease) in book overdrafts	(2,975,526)	254,201	—	(2,721,325)
Cash surrender value of life insurance	1,910,777	—	—	1,910,777

Net cash provided by financing activities	3,637,308	1,611	—	3,638,919

Effect of exchange rate changes on cash and cash equivalents	—	(112,752)	—	(112,752)

Net decrease in cash and cash equivalents	(906,471)	(22)	—	(906,493)
Cash and cash equivalents, beginning of period.	1,044,276	1,839	—	1,046,115

Cash and cash equivalents, end of period	$137,805	$1,817	—	$139,622

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, of which this commentary is a part, the unaudited consolidated financial statements and the related notes thereto. This discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The Company manages its business through two reportable segments:  the Henry Building Products Division and the Resin Technology Division.  See Note 10 to the consolidated financial statements for segment detail. The Company also has a significant customer that accounts for more than 10% of net sales. See Note 9 to the consolidated financial statements for significant customer detail.

RESULTS OF OPERATIONS

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended September 30 ($ in millions)				Nine Months Ended September 30 ($ in millions)
	2001	% of sales	2002	% of sales	2001	% of sales	2002	% of sales

Net sales	$55.5	100.0%	$59.8	100.0%	$148.6	100.0%	$151.2	100.0%
Cost of sales	39.7	71.5%	41.2	68.9%	108.8	73.2%	105.2	69.6%
Gross Profit	15.8	28.5%	18.6	31.1%	39.8	26.8%	46.0	30.4%

Operating expenses:
Selling, general and administrative	12.2	22.0%	13.4	22.4%	36.0	24.2%	37.0	24.5%
Restructuring charges	0.3	0.5%	—	0.0%	0.3	0.2%	—	0.0%
Amortization of intangibles	0.6	1.1%	0.3	0.5%	1.9	1.3%	0.8	0.5%

Operating income	2.7	4.9%	4.9	8.2%	1.6	1.1%	8.2	5.4%

Interest expense	2.6	4.7%	2.5	4.2%	7.6	5.1%	7.1	4.7%
Interest and other income, net	—	0.0%	(0.1)	(0.1)%	(0.1)	(0.1)%	(0.1)	(0.1)%
Income (loss) before provision (benefit) for income taxes	0.1	0.2%	2.5	4.1%	(5.9)	(3.9)%	1.2	0.8%
Provision (benefit) for income taxes	0.5	0.9%	0.9	1.5%	(1.1)	(0.7)%	0.5	0.3%

Net income (loss)	$(0.4)	(0.7)%	$1.6	2.6%	$(4.8)	(3.2)%	$0.7	0.5%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. The Company’s net sales increased to $59.8 million for the three months ended September 30, 2002, an increase of $4.3 million, or 7.7%, from $55.5 million for the three months ended September 30, 2001. The increase in sales was primarily due to increased sales to a key customer.   In January 2002, the Company announced that it had reached an agreement with its largest customer, Home Depot, to significantly increase the number of Home Depot stores the Company supplies.  Shortly thereafter, the Company lost its business with its second biggest account, Lowe’s.  During the three months ended September 30, 2002, the incremental revenue resulting from the Home Depot agreement exceeded the decline in revenue resulting from the loss of Lowes as a customer.

GROSS PROFIT. The Company’s gross profit increased to $18.6 million for the three months ended September 30, 2002, an increase of $2.8 million, or 17.7%, from $15.8 million for the three months ended September 30, 2001. Gross profit as a percentage of net sales increased to 31.1% for the three months ended September 30, 2002 compared to 28.5% for the three months ended September 30, 2001.  Both the dollar and percentage increases were primarily due to higher sales volume and an improvement in brand sales mix.  Also contributing to improved margins were the closure of a manufacturing facility in the third quarter of 2001, the elimination of several hundred unprofitable stock-keeping units, and other operating enhancements, partially offset by the higher cost of certain raw materials, including asphalt, in the three months ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $13.4 million for the three months ended September 30, 2002, an increase of $1.2 million, or 9.8%, from $12.2 million for the three months ended September 30, 2001.  This increase resulted from a higher level of sales activity combined with increased distribution costs associated with the expanded relationship with Home Depot.  Selling, general and administrative expenses as a percentage of sales increased to 22.4% for the three months ended September 30, 2002 compared to 22.0% for the three months ended September 30, 2001, primarily due to the increased distribution costs discussed above.

AMORTIZATION OF INTANGIBLES.  Amortization of intangibles decreased to $0.3 million for the three months ended September 30, 2002 from $0.6 million for the three months ended September 30, 2001. The decrease in amortization expense is primarily due to an accounting change associated with the Company’s adoption of SFAS No. 142 on January 1, 2002 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company’s operating income increased to $4.9 million for the three month period ended September 30, 2002, an increase of $2.2 million, or 81.5%, from $2.7 million for the three months ended September 30, 2001. The increase of $2.2 million was primarily attributable to higher sales volume, an improvement in gross margins, and the cessation of goodwill amortization.

INTEREST EXPENSE. Interest expense decreased to $2.5 million for the three months ended September 30, 2002, a decrease of $0.1 million, or 3.8%, from $2.6 million for the three months ended September 30, 2001. The decrease was primarily due to decreased working capital borrowings and a lower prime interest rate.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $0.9 million for the three months ended September 30, 2002, or 80.0%, from a provision for income taxes of $0.5 million for the three months ended September 30, 2001. The increase in provision for income taxes is primarily related to the Company’s increased operating income for the three months ended September 30, 2002.

NET INCOME (LOSS).  Net income increased to $1.6 million for the three months ended September 30, 2002, an increase of $2.0 million from a net loss of $0.4 million for the three months ended September 30, 2001. The increase was primarily due to increased sales volume, gross margin, and other factors discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. The Company’s net sales increased to $151.2 million for the nine months ended September 30, 2002, an increase of $2.6 million, or 1.7%, from $148.6 million for the nine months ended September 30, 2001.  The increase was primarily due to the Company’s expanded relationship with Home Depot, partially offset by lower than normal rainfall in certain of the Company’s key markets.

GROSS PROFIT. The Company’s gross profit increased to $46.0 million for the nine months ended September 30, 2002, an increase of $6.2 million, or 15.6%, from $39.8 million for the nine months ended September 30, 2001. Gross profit as a percentage of net sales increased to 30.4% for the nine months ended September 30, 2002 from 26.8% for the nine months ended September 30, 2001. The increase was primarily due to an improvement in brand sales mix partially as a result of the expanded relationship with Home Depot, the closure of a manufacturing facility in 2001, and the elimination of certain unprofitable stock-keeping units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $37.0 million for the nine months ended September 30, 2002, an increase of $1.0 million, or 2.8%, from $36.0 million for the nine months ended September 30, 2001.  The increase of $1.0 million was primarily due to increased sales volume and increased distribution costs associated with the expanded relationship with Home Depot.  Selling, general and administrative expenses as a percentage of sales increased slightly to 24.5% for the nine months ended September 30, 2002 from 24.2% for the nine months ended September 30, 2001.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased to $0.8 million for the nine months ended September 30, 2002 from $1.9 million for the nine months ended September 30, 2001. The $1.1 million decrease in amortization expense is primarily due to an accounting change associated with the Company’s adoption of SFAS No. 142 on January 1, 2002 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company’s operating income increased to $8.2 million for the nine months ended September 30, 2002, an increase of $6.6 million, or 412.5%, from $1.6 million for the nine months ended September 30, 2001.  The increase was attributable to higher sales volume, higher gross profit margins and the cessation of goodwill amortization, partially offset by increased selling, general, and administrative expenses.

INTEREST EXPENSE. Interest expense decreased to $7.1 million for the nine months ended September 30, 2002, a decrease of $0.5 million, or 6.6%, from $7.6 million for the nine months ended September 30, 2001. The decrease was primarily due to decreased working capital borrowings and a lower prime interest rate.

PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes increased to $0.5 million for the nine months ended September 30, 2002, an increase of $1.6 million from a benefit from income taxes of $1.1 million for the nine months ended September 30, 2001. The increase in provision for income taxes is primarily related to the Company’s increased operating income for the nine months ended September 30, 2002.

NET INCOME (LOSS).  Net income increased to $0.7 million for the nine months ended September 30, 2002, an increase of $5.5 million from a loss of $4.8 million for the nine months ended September 30, 2001. The increase was primarily due to increased sales volume, gross margin and other factors discussed above.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. Henry Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate (4.75% at September 30, 2002) with an option to borrow based on the LIBOR rate.  The loan balance outstanding and the remaining availability of credit under the revolver were $5.7 million and $16.2 million respectively, at September 30, 2002. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. The balance outstanding under this revolving line was $2.8 million at September 30, 2002 with interest at 5.0% at September 30, 2002. The Company believes that cash from operations and fundings on its bank lines of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company’s anticipated working capital, capital expenditure, debt service or other financing requirements or that the Company will not require additional financing within this time frame.

Cash flows for the Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

The Company’s net cash used in operations was $1.0 million for the nine months ended September 30, 2002 compared to net cash used in operations of $3.6 million for the nine months ended September 30, 2001.  This change resulted from an increase in net income for the nine months ended September 30, 2002 which was partially offset by increased accounts receivable, inventories and certain other working capital changes.  Cash flows used in investing activities were $1.7 million and $0.9 million for the nine months ended September 30, 2002 and 2001, respectively.  The increase in cash used in investing activities was primarily due to an increase in capital expenditures of $1.0 million.  Cash provided by financing activities during the nine months ended September 30, 2002 and 2001 was $2.9 million and $3.6 million, respectively.  The decrease of $0.7 million for the nine months ended September 30, 2002 from the nine months ended September 30, 2001 was primarily due to a decrease in borrowings under notes payable agreements.

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

EBITDA

EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and certain after-tax gains and losses. While EBITDA is not a GAAP measure and should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the three and nine-month periods ended September 30, 2001 and 2002 is as follows:

	EBITDA Three months Ended		EBITDA Nine months Ended
	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002
	(In thousands)		(In thousands)

Net income (loss)	$(406)	$1,562	$(4,827)	$651
Provision (benefit) for income taxes	462	919	(1,104)	533
Interest expense	2,624	2,513	7,601	7,062
Depreciation and amortization	1,845	1,402	5,728	4,108

EBITDA	$4,525	$6,396	$7,398	$12,354

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (“SFAS No. 141” and “SFAS No. 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 were reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and completed its goodwill impairment test during the second quarter of 2002.  Based on the results of the impairment test, the Company will record a transitional impairment loss upon adoption of SFAS No. 142.  The Company is currently in the process of computing the amount of the impairment in accordance with the transitional guidance of SFAS No. 142 and will record a cumulative effect of change in accounting principle upon quantification of the impairment amount which will occur in the fourth quarter of 2002.

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

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 are effective beginning in fiscal year 2003.  All other provisions were effective after May 15, 2002.  The provisions adopted on May 15, 2002 did not have a significant impact on the Company’s financial results.  The Company is in the process of determining the impact of this Statement on the Company’s financial results for those provisions effective in fiscal year 2003.

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

Recent Business Developments Relating to Raw Materials

A significant portion of the Company's product line contains encapsulated asbestos, which meets all current environmental safety standards.  The only North American sources of asbestos for the industry have been two mines located in Canada.  Due to a protracted work stoppage at one of the mines and a cessation of operations at the other, the asbestos used in the Company's products has become, at least, temporarily unavailable.  Other potential sources are being explored.  However, it is likely that in the near future the Company will have insufficient asbestos materials to continue making all of its asbestos-bearing products.

Despite this disruption in the supply of asbestos, the Company believes it will be able to meet its commitments to customers because it has equivalent asbestos-free formulations which can be readily substituted for the products containing asbestos.  Accordingly, the Company believes that its competitive position should not suffer.

The asbestos-free formulas typically have higher raw material costs than asbestos-bearing products.  If the Company is not able to pass higher raw material costs on to its customers, gross profit margins could be affected.  On the other hand, since the interruption in asbestos supply affects many other makers of roof coatings, it is possible that the prices of roofing materials, generally, will increase and mitigate these cost increases.  At this juncture, it is not possible to accurately assess the long term financial impact of the raw material component change.

Currently the Company's costs for petroleum related raw materials such as asphalt and mineral spirits are higher than they were at the comparable period one year ago, largely as a result of the increased price of oil.  Should a conflict in the Middle East occur, it is possible that the price of oil could rise significantly from current levels, as has occurred in prior outbreaks of war in this region.  If this occurred, the costs of asphalt and mineral spirits would most probably increase as well.  The Company would endeavor to pass these increased costs on to its customers but it is probable that there would be at least a short term negative cost impact to the Company.

SAFE HARBOR STATEMENT

Any statements set forth herein that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  These “forward-looking statements” are found at various places throughout this document and include without limitation those relating to the Henry Company’s (“Henry” or the “Company”) future business prospects, revenues, working capital, liquidity, capital needs and income.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will”, “expect,” “should,” “intend,” “estimate,” “anticipate,” “believe,” or “continue” or similar terminology.  Undue reliance should not be placed on these forward-looking statements and Henry cautions that such statements are necessarily estimates reflecting the current views of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements.  Such statements should, therefore, be considered in light of various important factors set forth in this report and others set forth from time to time in the Company’s reports filed with the Securities and Exchange Commission (the “SEC”).

There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include:  (i) the ability to generate sufficient cash flow to service the Company’s debt service and working capital needs; (ii) the ability to achieve future cost savings and revenue growth; (iii) fluctuations in raw material costs; (iv) the absence of inclement weather, (v) adverse changes in the Company’s relationship with its most significant customers, including Home Depot, (vi) the impact of product liability and asbestos litigation, disruptions in asbestos supply (and possible reduction in demand for asbestos-bearing products); (vii) competitive factors; and (viii) changes in general economic conditions or possible hostilities in the Middle East.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statement will be contained from time to time in documents filed by the Henry Company with the SEC, including, but not limited to the Company’s reports on Forms 10-Q and 10-K.  Some of these factors are described under the section entitled “Business/Risk Factors” in the Company’s Annual Report on Form 10-K for the period ending December 31, 2001, which are specifically incorporated in this Form 10-Q.

The Company, through its senior management or persons acting on its behalf, may from time to time make oral or written “forward-looking statements” about the matters described herein or other matters concerning the Company and such statements are subject to the qualifications set forth herein.  The Company disclaims any intent or obligation to update publicly or revise “forward-looking statements.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the notes to the Company’s December 31, 2001 audited financial statements and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c).  Based upon that evaluation, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company's periodic SEC filings within the time period.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequently to the date the Company carried out its evaluation.

Part II.	Other Information

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Election of Directors

The board of directors, consisting of Messrs. Warner W. Henry, William F. Baribault, Terrill M. Gloege, Frederick H. Muhs, Paul H. Beemer, Jeffrey A. Wahba, Joseph A. Mooney, Jr. and Mrs. Carol F. Henry, was re-elected in its entirety to serve as directors until the next annual meeting of shareholders or until otherwise replaced.  One hundred percent (100%) of the votes cast by the shareholders were voted in favor of the reelection of each director.

ITEM 5.       OTHER INFORMATION

Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act.  The Company files periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its senior notes.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended September 30, 2002:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	HENRY COMPANY

/s/ Jeffrey A. Wahba

By: JEFFREY A. WAHBA
Its: Vice President, Secretary
And Chief Financial Officer

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY CHIEF EXECUTIVE OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Warner Henry, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henry Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Warner Henry

Warner Henry
Chief Executive Officer
November 13, 2002

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY CHIEF FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Jeffrey Wahba, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Henry Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey A. Wahba

Jeffrey A. Wahba
Chief Financial Officer
November 13, 2002