Form 10-K
period 2002-12-31
HENRY CO
filed 2003-03-31
CIK 46916

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
None

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

Indicate by check mark whether the registrant is an accelerated filer ( as defined in Exchange Act Rule 12b-2)  Yes  ☐    No ☒

As of  June 28, 2002, there were outstanding 221,500 shares of the Registrant’s common stock (“Common Stock”) and 6,000 shares of the Registrant’s class A common stock (“Class A Common Stock”). As of June 28, 2002, no shares of the Common Stock or the Class A Common Stock were held by non-affiliates of the Registrant.

By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Annual Report pursuant thereto, but has filed all reports as if required to do so during the prior 12 months.

HENRY COMPANY

ANNUAL REPORT ON FORM 10-K

FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management
13.	Certain Relationships and Related Transactions
14.	Controls and Procedures
PART IV
15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

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

There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include:  (i) the ability to generate sufficient cash flow to service the Company’s debt service and working capital needs; (ii) the ability to achieve future cost savings and revenue growth; (iii) fluctuations in raw material costs; (iv) the absence of inclement weather, (v) adverse changes in the Company’s relationship with its most significant customers, including Home Depot, (vi) the impact of product liability and asbestos litigation, disruptions in asbestos supply (and possible reduction in demand for asbestos-bearing products); (vii) competitive factors; and (viii) changes in general economic conditions or the hostilities in the Middle East.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statement will be contained from time to time in documents filed by the Henry Company with the SEC, including, but not limited to the Company’s reports on Forms 10-Q.  Some of these factors are described under the section entitled “Business/Risk Factors” in the Company’s Annual Report on this Form 10-K for the period ending December 31, 2002.

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

PART I

ITEM 1.        BUSINESS

General

The Company is a specialty chemicals company focusing primarily on products for roofing, sealing and paving applications. The Company develops, manufactures and markets several separate but related product lines including roof and driveway coatings and paving products, industrial emulsions, air barriers, polyurethane foam for roofing and commercial uses, sealants for construction and marine uses and specialty products.

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

Divisions

The Company’s two major divisions are the Henry Building Products Division and the Resin Technology Division.

Henry Building Products Division

The Henry Building Products Division, which represents the majority of the Company’s 2002 net sales, develops, manufactures and markets coatings, sealants and membranes for construction, industrial, building materials and other specialty applications. The Company also manufactures wax–based emulsions for the gypsum industry.

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

Henry’s industrial emulsions are used as coating, sizing, strengthening and moisture-proofing additives by manufacturers of fiber products such as gypsum wallboard, insulation board, gaskets, paper board, and glass fibers. The Company’s primary emulsion product, wax-based industrial emulsions, are specifically used by manufacturers of gypsum wallboards. Sales of industrial emulsions have increased in recent years partially due to increased environmental restrictions on volatile organic compound emissions, which have created a demand for emulsion–based products over solvent-based products. The Company’s wax-based emulsions are manufactured with proprietary and patented processes that management believes contributes to higher margins relative to those of competitors.

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

The Company, like a number of its competitors, uses fibers such as chrysotile asbestos in its production process. Management believes that its use of chrysotile asbestos is in accordance with regulations of the Occupational Safety and Health Administration (“OSHA”). OSHA requires that chrysotile asbestos fibers not be exposed to an open-air environment. In the Company’s production process, the cellulose or chrysotile asbestos fiber is pumped through a negative pressure fluffer that separates the fibers for optimal dispersion in the product mixture. The fibers are then mixed into and fully encapsulated by the asphalt. Once encapsulated the fibers are “locked” into the asphalt cutback and cannot be physically separated from the product. OSHA and other regulatory bodies have determined that encapsulation renders the chrysotile asbestos harmless. The Environmental Protection Agency (“EPA”) does not regulate or enforce any special procedures for the application of chrysotile asbestos–containing roof coatings or sealants.

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

In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2005.  In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  During 2002, the incremental revenue resulting from the Home Depot agreement exceeded the revenue lost as a result of the loss of Lowes as a customer.

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

Sales, Marketing and Distribution

The Resin Technology Company sells primarily to roofing contractors and original equipment manufacturers in the western United States. RTC’s roofing products are sold directly to pre-qualified contractors experienced in applying and spraying polyurethane foam onto roofs. Sales to original equipment manufacturers include those to spa equipment manufacturers, and management believes the Company is the leading supplier to this market. RTC also supplies manufacturers in many other industries including those producing freezer panels, thermal food transportation equipment, boat floatation and packaging products. RTC’s remaining sales are made to several distributors, particularly in the Northwest and upper Midwest.

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

Employees

As of December 31, 2002, Henry Company employed approximately 560 persons, the majority of whom were involved in production and distribution, with the balance engaged in administration, sales and clerical work. Of these employees, approximately 415 were employed in the United States and 145 in Canada. Approximately 25 employees in Kimberton, Pennsylvania, 38 employees located in Huntington Park, California, 8 employees in Rock Hill, South Carolina, 28 employees in Lachine (formerly Ville St. Pierre), Quebec and 2 employees in Mirabel, Quebec are unionized and covered by collective bargaining agreements. These collective bargaining agreements expire on March 31, 2003, June 30, 2003, February 1, 2004, June 30, 2005 and June 30, 2005, respectively. The Company believes that its relationship with its employees is good. The Company has not experienced a work stoppage at any of its facilities in over 20 years.

Risk Factors

Substantial Leverage

The Company has consolidated indebtedness that is substantial in relation to the book value of its shareholders’ equity. As of December 31, 2002, Henry Company had approximately $87.6 million of debt (the sum of long-term debt, including current maturities of long-term debt, notes payable, borrowings under the lines of credit, and capitalized lease obligations) and a shareholders’ deficit of approximately $30.9 million.

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

Ability to Achieve Anticipated Cost Savings or Revenue Growth

During 2001, the Company instituted a number of initiatives to improve operating results including, but not limited to (i) a change in executive level management, appointing Mr. Baribault as President and Chief Operating Officer (ii) the implementation of a restructuring plan in which the Company closed a manufacturing plant, reorganized or eliminated certain administrative functions, and restructured its selling organization. Many of the benefits of these initiatives were realized in 2002. Although financial results improved from 2001 to 2002 there can be no assurance that any of these actions will result in further improvement in the Company’s future financial and operating results. Any statements concerning potential cost savings and revenue growth contained in this annual report are forward-looking statements that are based on estimates and assumptions made by the Company’s management.

Cost Fluctuations and Supply of Certain Raw Materials

The Company utilizes a number of raw materials in its manufacturing processes, some of which have historically fluctuated in price at particular times. These price fluctuations have been based on such factors as the capacity of the raw material supply chain, demand in the market, weather, general economic factors and the availability of alternative raw materials. Raw materials utilized by the Company that have historically experienced some price fluctuation include asphalt, aluminum paste, rubber and certain diisocyanates, among others. For example, asphalt, which is a byproduct of crude oil refining, has fluctuated in price with changes in worldwide crude oil prices and capacity and with changes in the supply and demand in the oil, gasoline and fossil fuel markets. Significant increases in asphalt prices or in the prices of other raw materials, if not offset by product price increases, could have a material adverse impact on the profits of the Company.  There can be no assurance that the Company will be able to pass any future cost increases through to its customers in the form of price increases.

In addition, shortages of some of these same raw materials can and may force the Company to find alternative replacements which most probably will be more costly. In particular, there are only two mines in North America that produce asbestos fibers that are used in the Company’s products. Due to a protracted work stoppage at one of the mines and a cessation of operations at the other, the asbestos used in the Company’s products became temporarily unavailable in the fourth quarter of 2002.  By the beginning of 2003, this raw material was once again available, although there is no certainty that this raw material will be readily available throughout 2003 and further into the future.

Despite this disruption in the supply of asbestos, the Company was able to meet its commitments to customers because it has equivalent non-asbestos formulations which were readily substituted for the products containing asbestos.

Accordingly, the Company believes that its competitive position did not suffer, although the Company was unable to entirely pass on the increased cost of the raw material change during this period.

Currently the Company’s costs for petroleum related raw materials such as asphalt and mineral spirits are higher than they were at the comparable period one year ago, largely as a result of the increased price of oil.  With the current conflict in the Middle East, it is possible that the price of oil could rise significantly from current levels, as has occurred in prior outbreaks of war in this region.  If this occurred, the costs of asphalt and mineral spirits would most probably increase as well.  The Company would endeavor to pass these increased costs on to its customers but it is probable that there would be at least a short term negative cost impact to the Company. Even further, there is also the possibility that there could be a lack of supply of certain petroleum based raw materials as a result of the outbreak of war. If this is the case, there is no certainty that the Company would be able to obtain adequate raw material replacements to produce many of its products

Impact of Weather

Because many of the Company’s products are designed to patch or fix damaged roofs, the Company’s revenues are directly affected by weather conditions. Sales of roofing products have historically tended to increase in areas that have experienced severe weather. The results of severe weather or the anticipation of severe weather may motivate property owners to undertake required roof maintenance or to replace an old or worn roof. The absence of inclement weather in some or all of the Company’s markets could have an adverse impact on the Company’s business, financial condition, results of operations or cash flows.

Dependence on Key Customer

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 11.4% of gross sales in fiscal year 2000, 13.3% of gross sales in fiscal year 2001, and 25.9% of gross sales in fiscal year 2002, and also accounted for approximately 23.3% and 40.0% of accounts receivable at December 31, 2001 and 2002, respectively. In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expanded the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2005.  In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  During fiscal year 2002, the incremental revenue resulting from the Home Depot agreement exceeded the revenue lost as a result of the loss of Lowes as a customer.  Any deterioration of the Company’s relationship with Home Depot, or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse affect on the Company.

Product Liability and Asbestos Litigation

The Company’s business entails an inherent risk of product liability claims, including a particular risk with respect to chrysotile asbestos-containing products that the Company manufactures. Although some roofing products manufacturers have switched to an exclusively non-asbestos line, some of the leading firms in the industry continue to use chrysotile asbestos in at least some of their products. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws, and that, consistent with Federal regulatory findings, its products are not hazardous. However, the Company has been named as a defendant in suits alleging certain asbestos-related injuries. Although the Company has not incurred any expense in judgment or settlement of any asbestos–related injury claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company. Other than these asbestos-related claims, no material product liability claims are currently pending against Henry Company. However, there can be no assurance that such claims will not arise in the future. The costs of defending the pending asbestos-related suits are currently funded by a joint defense arrangement among the Company’s insurance carriers and the Company believes such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after December 1, 1985.

The Company maintains product liability insurance for non-asbestos claims.  However, there can be no assurance that the product liability coverage maintained by the Company will be adequate to cover product liability claims or that the applicable insurer will be financially solvent at the time of any required payment. In addition, there can be no assurance that the Company will be able to maintain its product liability coverage on current or otherwise acceptable terms.

A product liability or asbestos-related claim that results in a judgment or settlement in excess of the Company’s insurance coverage, or a material judgment or settlement for an asbestos-related claim for injuries alleged to have arisen after 1985, could have a material adverse effect on the Company.   With respect to the asbestos related cases filed against the Company, the Company knows of none that is either not covered by liability insurance or is claiming exposure after December 1, 1985, although in some cases, the claimed date of exposure is unknown.

Reliance on Key Personnel

The Company’s future success will depend to a significant extent on its executive officers and other key management personnel. Although the Company has employment agreements with three of its key executives, there can be no assurance that the Company will be able to retain its executive officers and key personnel or attract additional qualified management in the future.

Competition

The roofing products and roofing systems industries are highly competitive in most product categories and geographic regions. Competition is largely based on quality, service, price and distribution capabilities. The Company competes for retail and wholesale business with both large national manufacturers and smaller regional producers. In certain circumstances, due primarily to factors such as freight rates and customer preference for local brands, manufacturers with better access to certain geographic markets may have a competitive advantage in such markets. In addition, many of the Company’s competitors within the roofing products industry have greater financial, marketing, distribution, management and other resources than the Company, and as the industry consolidates, the Company’s competitors may further enhance their competitive advantages.

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

The Company, through its acquisition of Monsey Bakor, has been named as a potentially responsible party in litigation concerning contamination at a former waste–oil recycling facility used by it in Douglassville, Pennsylvania and at an EPA superfund remediation site in Rock Hill, South Carolina. The Company, also through its acquisition of Monsey Bakor, is also a party to a consent decree issued by the federal Environmental Protection Agency relating to remediation of contamination at its Kimberton, Pennsylvania facility. It is sharing remediation costs with a former owner of the facility that is also a party to the consent decree. Based on currently available information, the Company believes that these matters will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

ITEM 2.        PROPERTIES

The Company’s operations are conducted at the owned or leased facilities described below:

Locations	Facility Square Footage	Owned/Leased
United States
Huntington Park, California	95,478	Leased
Sacramento (Elk Grove), California	18,871	Leased
Portland, Oregon	55,735	Leased
Seattle (Auburn), Washington	12,500	Leased
Ontario, California	13,330	Leased
Houston, Texas	44,000	Owned
Kimberton, Pennsylvania	147,400	Owned
Indianapolis, Indiana	63,000	Owned
Waterford, New York (closed)	120,000	Owned
Rock Hill, South Carolina	40,000	Owned
Garland, Texas	76,500	Owned
Bartow, Florida	34,000	Owned
Kingman, Arizona	39,275	Owned
Denver, Colorado	13,112	Owned
Canada
Petrolia, Ontario	58,500	Owned
Mirabel, Quebec	6,100	Owned
Lachine (Montreal), Quebec	44,000	Owned

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

As of December 31, 2002, the Company was a party to approximately 70 active state court cases alleging certain asbestos-related injuries. There were thirty-four new cases filed in 2002, eleven filed in 2001, five in 2000, six in 1999, seven in 1998 and two in 1997. The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws, and that consistent with Federal regulatory filings, its products are not hazardous. Although the Company has not incurred any expense in judgment or settlement of any asbestos-related  injury claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company.  The Company’s insurance carriers currently fund the legal costs of these suits and the Company believes that such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after December 1, 1985.   With respect to the cases filed, the Company knows of none that is either not covered by liability insurance or is claiming exposure after December 1, 1985, although in a few cases, the claimed date of exposure is unknown.

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

The Company’s Kimberton facility was formerly occupied by a pharmaceutical manufacturer whose operations resulted in groundwater contamination identified on the site and surrounding area. The contaminant of concern was trichloroethylene which required various remedial activities, including the provision of alternate water supplies to users in the surrounding area and a groundwater treatment program. Remedial work is being completed under a consent decree the EPA negotiated in 1990 with the pharmaceutical manufacturer and the Company and a confidential cost sharing agreement between these two companies. The Company’s costs under the consent decree in 2000, 2001 and 2002 were approximately $73,000, $60,000 and $64,000, respectively, and are not expected to be significantly different during 2003 and 2004. The Company has a liability recorded for the entire expected costs of the remedial work over the remaining term of the consent decree and cost-sharing agreement. Costs paid under the consent decree and cost-sharing agreement of $64,000 in 2002 reduced the liability to $3.2 million at December 31, 2002.

The Company is currently closing certain of its underground storage tanks. The Company estimates that the capital expenditures required to comply with various regulatory programs in 2003 will not have a material adverse effect on the Company’s earnings, cash flows or competitive position. Such estimates, however, are based on factors and assumptions that are subject to change, including potential modifications of regulatory requirements, detection of unanticipated environmental conditions or other currently unexpected circumstances.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.        MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for the Company’s common equity.

As of December 31, 2002, there were seven (7) beneficial holders of the Company’s Common Stock and one beneficial holder of the Company’s Class A Common Stock.

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

ITEM 6.        SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Henry Company’s consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this document. The consolidated statement of operations data for each of the years in the three-year period ended December 31, 2002, and the consolidated balance sheet data at December 31, 2001 and 2002, are derived from the consolidated financial statements of Henry Company which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this document. The consolidated statement of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data at December 31, 1998, 1999, and 2000 are derived from audited financial statements of Henry Company not included in this Annual Report on Form 10-K.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31
	1998(7)	1999	2000	2001	2002
	(In thousands)
Consolidated Statement of Operations Data(1):
Net sales	$148,512	$175,712	$191,513	$191,848	$200,806
Cost of sales	105,143	124,906	143,266	138,473	138,254
Gross profit	43,369	50,806	48,247	53,375	62,552
Operating expenses:
Selling, general and administrative	33,836	44,871	46,595	47,384	51,122
Restructuring charges(2)	—	—	735	569	—
Amortization of intangibles	1,629	2,928	2,550	2,525	742
Operating income (loss)	7,904	3,007	(1,633)	2,897	10,688
Interest expense	6,567	9,194	9,889	10,060	9,696
Interest and other income, net	(243)	(224)	(260)	(191)	(107)
Income (loss) before extraordinary item	1,580	(5,963)	(11,262)	(6,972)	1,099
Extraordinary gain related to early extinguishments of debt(3)	—	(601)	—	—	—
Income (loss) before provision (benefit) for taxes and change in accounting principle	1,580	(5,362)	(11,262)	(6,972)	1,099
Provision (benefit) for income taxes(4)	509	304	(4,596)	(1,634)	(213)
Income (loss) before cumulative effect of change in accounting principle	1,071	(5,666)	(6,666)	(5,338)	1,312
Cumulative effect of change in accounting principle(5)	—	—	—	—	(19,686)
Net income (loss)	$1,071	$(5,666)	$(6,666)	$(5,338)	$(18,374)

Other Financial Data:
Capital expenditures	$2,997	$4,184	$3,052	$1,358	$2,206
Depreciation and amortization (including amortization of intangibles)	4,894	7,171	7,591	7,315	5,225
EBITDA(6)	12,971	10,329	6,145	10,343	15,956
Cash flows provided by (used in):
Operating activities	9,981	(3,387)	(10,114)	6,507	6,294
Investing activities	(48,010)	(6,783)	(2,801)	(1,326)	(2,082)
Financing activities	50,445	(1,374)	13,354	(5,710)	(3,684)

	1998	1999	2000	2001	2002

Combined Balance Sheet Data(1):
Cash and cash equivalents	$12,023	$685	$1,046	$426	$1,013
Working capital	32,380	23,862	20,797	20,518	26,586
Total assets	125,514	119,325	125,288	110,899	91,636
Long-term debt, including current maturities and borrowings on lines of credit	87,631	84,671	95,370	91,297	87,623
Total shareholders’ equity (deficit)	5,830	804	(6,365)	(12,440)	(30,851)

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

(2)                                  The Company recorded a $735,127 and a $568,808 restructuring charge in 2000 and 2001 respectively, related to plant closings and the reorganization or elimination of certain administrative and selling functions. The charges represent severance and other personnel payments related to the streamlining of operations associated with the implementation of cost reduction initiatives noted above.

(3)                                  In 1999, the Company repurchased $3.6 million of the Senior Notes which were issued in conjunction with the acquisition of Monsey Bakor. The resulting gain is shown net of taxes.

(4)                                  Prior to April 1998, Henry Company was operated as a subchapter “S” Corporation under the Code. As a result, Henry Company did not incur federal and state income taxes (except with respect to certain states) and, accordingly, the provision for income taxes only includes the applicable state income tax. Federal and state income taxes (except with respect to certain states) on the income of Henry Company have been incurred and paid directly by the shareholders of Henry Company. It had been the policy of Henry Company to make periodic distributions to the shareholders in respect of such tax liabilities. During the year ended December 31,1998, Henry Company paid distributions of $1.2 million for the shareholders’ 1997 tax liabilities. On April 22, 1998, the Company converted to a “C” corporation under the Code and will subsequently pay all future tax obligations of the Company to the appropriate taxing authorities.

(5)                                  The Company recorded a $19.7 million charge for the year ended December 31, 2002, resulting from the impairment of goodwill associated with the Company’s adoption of SFAS No. 142 which changes the accounting for goodwill from an amortization method to an impairment-only approach.  SFAS No. 142 changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach. See Note 1 to the Consolidated Financial Statements.

(6)                                  EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and non-recurring, non-cash charges, less any cash expended that funds a non-recurring, non-cash charge.  Also excluded are cash payments of prior accruals for environmental charge associated with the Monsey Products Company. While EBITDA should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the respective years and related interim periods is as follows:

	Years Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Net income (loss)	$1,071	$(5,666)	$(6,666)	$(5,338)	$(18,374)
Provision (benefit) for income taxes	509	304	(4,596)	(1,634)	(213)
Interest expense	6,567	9,194	9,889	10,060	9,696
Depreciation and amortization	4,894	7,171	7,591	7,315	5,225
Cumulative effect of change in accounting principle	—	—	—	—	19,686
Adjustment for cash payment of prior accrual for environmental charge	(70)	(73)	(73)	(60)	(64)
Extraordinary gain on debt extinguishment	—	(601)	—	—	—
EBITDA	$12,971	$10,329	$6,145	$10,343	$15,956

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

GENERAL

The Company is a specialty chemicals company focusing primarily on products for roofing, sealing and paving applications. The Company develops, manufactures and markets several separate but related product lines including roof and driveway coatings and paving products, industrial emulsions, air barriers, polyurethane foam for roofing and commercial uses, sealants for construction and marine uses and specialty products. The Company has seventeen manufacturing and distribution facilities throughout North America. The Company’s business is seasonal and is dependent on weather trends that vary by geographic region.

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

Critical accounting policies are those that are important to the portrayal of the Company’s financial condition and results of operations, and which require management to make difficult, subjective and/or complex judgments.  Critical accounting policies cover accounting matters that are inherently uncertain because in many instances, the future resolution of such matters is unknown.  The Company believes that critical accounting policies include accounting for sales rebates and discounts, accounting for allowances for doubtful accounts, accounting for inventory, deferred income taxes, accounting for intangible and other long lived assets, and contingencies.

•                       Sales rebates and discounts are common practice in the industries in which the Company operates.  Volume, promotional, price, cash and other discounts and customer incentives are accounted for as a reduction to gross sales.  Rebates and discounts are estimated and recorded when sales of products are made.  These provisions for rebates and discounts are adjusted, if necessary, when additional information becomes available.

•                       Management is required to make judgments, based on historical experience and future expectations, as to the collectibility of accounts receivable.  The allowances for doubtful accounts and sales returns represent allowances for customer trade accounts receivable that are estimated to be partially or entirely uncollectible.  These allowances are used to reduce gross trade accounts receivable to their net realizable value.  The Company records these allowances based on estimates related to the following factors:  i) customer specific allowances; ii) amounts based upon an aging schedule and iii) an estimated amount, based on the Company’s historical experience, for collectibilility issues not yet identified.

•                       Inventories are stated at the lower of cost or market value and are categorized as raw materials or finished goods.  Inventory is periodically reviewed for damaged, obsolete, excess and slow-moving inventory and reserves are provided as necessary.  The Company has the ability to rework slow-moving inventory into more saleable product.

•                       The Company recognizes deferred taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance, management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  The provision for income taxes represents income taxes payable for the period and the change during the period in deferred tax assets and liabilities

•                       Management evaluates the recoverability of identifiable intangible assets and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 adopted on January 1, 2002 as discussed below in “Recently Issued Accounting Pronouncements.”  This statement generally requires the Company to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flow to be generated from the use and ultimate disposition of these assets.

•                       On January 1, 2002, the Company adopted the accounting requirements set forth in SFAS No. 142, “Goodwill and Other Intangible Assets.”  Upon adoption of SFAS No. 142 the Company ceased amortization of goodwill and reclassified intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition under SFAS No. 141.  Additionally, the initial application of this statement resulted in an impairment of goodwill of approximately $19.7 million to write down goodwill.  The amount of the impairment was estimated based on an independent valuation process that combined estimating the present value of the separate future cash flow of the Company’s U.S. and Canadian operations and was reported as a cumulative effect of change in accounting principle.  As a result of this impairment write down, the Company no longer has any goodwill balance.

•                       Management evaluates contingent liabilities including threatened or pending litigation in accordance with SFAS No. 5, “Accounting for Contingencies” and record accruals when the outcome of these matters is deemed probable and the liability is reasonably estimable.  Management makes these assessments based on the facts and circumstances and in some instances based in part on the advice of outside legal counsel.

RECENT BUSINESS DEVELOPMENTS RELATING TO RAW MATERIALS

A significant portion of the Company’s product line contains encapsulated asbestos, which meets all current environmental safety standards.  The only North American sources of asbestos for the industry have been two mines located in Canada.  Due to a protracted work stoppage at one of the mines and a cessation of operations at the other, the asbestos used in the Company’s products became temporarily unavailable during the fourth quarter of fiscal year 2002. Despite this disruption in the supply of asbestos, the Company was able to meet its commitments to customers because it has equivalent non-asbestos formulations which can be readily substituted for the products containing asbestos.  Accordingly, the Company believes that its competitive position did not suffer.  By the beginning of 2003, the Company was once again able to obtain asbestos for use in its products from both mines, although there is no certainty that this raw material will be readily available throughout 2003 and further.

In addition to the asbestos shortage, during fiscal 2002 several customers that have traditionally purchased asbestos-bearing products indicated a preference for a non-asbestos product line. The non-asbestos formulas typically have higher raw material costs than asbestos-bearing products.  If the Company is not able to pass higher raw material costs on to its customers, gross profit margins could be affected.  On the other hand, since this issue affects many other makers of roof coatings, it is possible that the prices of roofing materials, generally, will increase and mitigate these cost increases.  At this juncture, it is not possible to accurately assess the long term financial impact of the raw material component change.

Currently the Company’s costs for petroleum related raw materials such as asphalt and mineral spirits are higher than they were at the comparable period one year ago, largely as a result of the increased price of oil.   With the conflict in the Middle East, it is possible that the price of oil could rise significantly from current levels, as has occurred in prior outbreaks of war in this region.  If this occurred, the costs of asphalt and mineral spirits would probably increase as well.  The Company would endeavor to pass these increased costs on to its customers but it is probable that there would be at least a short term negative cost impact to the Company.  Even further, there is also the possibility that there could be a lack of supply of certain petroleum based raw materials as a result of the outbreak of war. If this is the case there is no certainty that the Company would be able to find adequate raw material replacements to produce many of its products.

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Henry Building Products Division	Resin Technology Division	Total
2002
Net sales	$177,453,819	$23,353,009	$200,806,828
Gross profit	57,544,293	5,008,145	62,552,438
Operating income	9,766,842	921,135	10,687,977
Depreciation and amortization	5,056,396	168,705	5,225,101
Cumulative effect of change in accounting principle	(19,686,055)	—	(19,686,055)
Total assets	76,435,507	15,199,978	91,635,485
Capital expenditures	2,079,395	126,754	2,206,149
2001
Net sales	$169,715,332	$22,132,860	$191,848,192
Gross profit	48,868,768	4,506,093	53,374,861
Operating income	2,116,708	779,839	2,896,547
Depreciation and amortization	7,126,923	187,725	7,314,648
Total assets	97,469,792	13,429,469	110,899,261
Capital expenditures	1,232,511	125,495	1,358,006
2000
Net sales	$169,479,365	$22,033,865	$191,513,230
Gross profit	44,330,136	3,916,938	48,247,074
Operating income (loss)	(2,054,982)	422,296	(1,632,686)
Depreciation and amortization	7,424,855	166,043	7,590,898
Total assets	112,346,023	12,941,546	125,287,569
Capital expenditures	2,755,164	297,286	3,052,450

The Company is domiciled in the United States with foreign operations based in Canada which were acquired during 1998. Prior to the 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for 2002, 2001 and 2000 are as follows:

	Net Sales	Long-Lived Assets
2002
United States	$166,017,612	$36,674,077
Canada	34,789,216	5,250,788
Total	$200,806,828	$41,924,865
2001
United States	$158,919,033	$59,583,273
Canada	32,929,159	7,515,720
Total	$191,848,192	$67,098,993
2000
United States	$158,691,494	$62,725,434
Canada	32,821,736	8,478,534
Total	$191,513,230	$71,203,968

RESULTS OF OPERATIONS

Consolidated Statements of Operations Data:

	2000	% of Sales	2001	% of Sales	2002	% of Sales

Net sales	$191.5	100.0%	$191.9	100.0%	$200.8	100.0%
Cost of sales	143.3	74.8%	138.5	72.2%	138.3	68.9%
Gross profit	48.3	25.2%	53.4	27.8%	62.5	31.1%
Operating expenses:
Selling, general and administrative	46.6	24.3%	47.4	24.7%	51.1	25.4%
Restructuring charges	0.7	0.4%	0.6	0.3%	0.0	0.0%
Amortization of intangibles	2.6	1.4%	2.5	1.3%	0.7	0.4%

Operating income (loss)	(1.6)	(0.8)%	2.9	1.5%	10.7	5.3%
Interest expense	9.9	5.2%	10.1	5.3%	9.7	4.8%

Interest and other income, net	(0.3)	(0.2)%	(0.2)	(0.1)%	(0.1)	(0.0)%
Income (loss) before benefit for taxes and change in accounting principle	(11.3)	(5.9)%	(7.0)	(3.6)%	1.1	0.5%

Benefit for income taxes	(4.6)	(2.4)%	(1.6)	(0.8)%	(0.2)	(0.1)%

Income (loss) before cumulative effect of change in accounting principle	(6.7)	(3.5)%	(5.3)	(2.8)%	1.3	0.6%

Cumulative effect of change in accounting principle	0.0	0.0%	0.0	0.0%	(19.7)	9.8%

Net loss	$(6.7)	(3.5)%	$(5.3)	(2.8)%	$(18.4)	(9.2)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales.  The Company’s net sales increased to $200.8 million for the year ended December 31, 2002, an increase of $8.9 million, or 4.6%, from $191.9 million for the year ended December 31, 2001. The increase was primarily due to increased sales resulting from the Home Depot agreement and product sales price increases enacted during the second quarter of 2002.

Gross Profit.  The Company’s gross profit increased to $62.5 million for the year ended December 31, 2002, an increase of $9.1 million, or 17.0%, from $53.4 million for the year ended December 31, 2001. Gross profit increased as a percentage of net sales to 31.1% for the year ended December 31, 2002 from 27.8% for the year ended December 31, 2001. Despite rising raw material costs during the second, third and fourth quarters of 2002, the Company's gross profit increased, primarily due to the Company’s success in increasing sales of its premium “Henry” branded products, passing on raw material cost increases (primarily related to petroleum based products) to its customers during 2002, and rationalization or elimination of certain lower margin items.

Selling, General and Administrative.  Selling, general and administrative expenses as a percentage of net sales increased to 25.4% for the year ended December 31, 2002 from 24.7% for the year ended December 31, 2001. The Company’s selling, general and administrative expense increased to $51.1 million for the year ended December 31, 2002, an increase of $3.7 million, or 7.8%, from $47.4 million for the year ended December 31, 2001.  Included in selling, general and administrative expenses were increased distribution costs of $2.6 million or 20.3% from 2001 to 2002, primarily due to increased costs associated with servicing the new Home Depot stores.

Amortization of Intangibles.  Amortization of intangibles decreased to $0.7 million for the year ended December 31, 2002, a decrease of $1.8 million, from $2.5 million for the year ended December 31, 2001. The decrease in amortization expense is primarily due to an accounting change associated with the Company’s adoption of SFAS No. 142 on January 1, 2002 that changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization expense is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

Operating Income.  The Company’s operating income amounted to $10.7 million for the year ended December 31, 2002, an increase of $7.8 million, from operating income of $2.9 million for the year ended December 31, 2001. The increase of $7.8 million was primarily attributable to higher sales volume, an improvement in gross margins, and the cessation of goodwill amortization.

Interest Expense.  Interest expense decreased to $9.7 million for the year ended December 31, 2002, a decrease of $0.4 million, or 4.0%, from $10.1 million for the year ended December 31, 2001. The decrease was primarily attributable to reduced working capital borrowings and declining interest rates associated with the generally lower interest rate environment in 2002.

Benefit for Income Taxes.  The benefit for income taxes decreased to $0.2 million for the year ended December 31, 2002, a decrease of $1.4 million, from a benefit of $1.6 million for the year ended December 31, 2001. The decrease was primarily due to the increase in operating income and decrease in interest expense.

Cumulative effect of change in accounting principle.  The Company recorded a $19.7 million charge for the year ended

December 31, 2002, resulting from the impairment of goodwill associated with the Company’s adoption of SFAS No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach.  SFAS No. 142 changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach. See Note 1 to the Consolidated Financial Statements.

Net Loss.  The net loss was $18.4 million for the year ended December 31, 2002, an increase of $13.1 million, from a $5.3 million net loss for the year ended December 31, 2001. The increase in the net loss was primarily due the cumulative effect of accounting change, partially offset by an increase in operating income.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales.  The Company’s net sales increased to $191.9 million for the year ended December 31, 2001, an increase of $0.4 million, or 0.2%, from $191.5 million for the year ended December 31, 2000. The increase was primarily due to product sales price increases enacted during the latter part of 2000 and 2001 partially offset by a decrease in unit sales volume in 2001.

Gross Profit.  The Company’s gross profit increased to $53.4 million for the year ended December 31, 2001, an increase of $5.1 million, or 10.6%, from $48.3 million for the year ended December 31, 2000. Gross profit increased as a percentage of net sales to 27.8% for the year ended December 31, 2001 from 25.2% for the year ended December 31, 2000. The increase was primarily attributable to the increased success of the Company in passing on raw material cost increases (primarily related to petroleum based products) to its customers during 2001, increased sales of its premium “Henry” branded products, rationalization or elimination of certain lower margin items and a decline in raw material costs during the fourth quarter of 2001.

Selling, General and Administrative.  Selling, general and administrative expenses as a percentage of net sales increased to 24.7% for the year ended December 31, 2001 from 24.3% for the year ended December 31, 2000. The Company’s selling, general and administrative expense increased to $47.4 million for the year ended December 31, 2001, an increase of $0.8 million, or 1.7%, from $46.6 million for the year ended December 31, 2000.  Included in selling, general and administrative expenses were expenses of $0.5 million for the transition to a new employee medical plan in mid-2001, and severance and related expenses of  $0.8 million not otherwise included in restructuring charges.

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

Benefit for Income Taxes.  The benefit for income taxes decreased to a benefit of $1.6 million for the year ended December 31, 2001, a decrease of $3.0 million, from a benefit of $4.6 million for the year ended December 31, 2000. The decrease was primarily due to the decreased loss before income taxes and the decrease in related tax benefits.

Net Loss.  The net loss was $5.3 million for the year ended December 31, 2001, a decrease of $1.4 million, or 20.9% from a $6.7 million net loss for the year ended December 31, 2000. The reduction in the net loss was primarily due to sales price increases and the improvement in gross margin as noted above.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. The Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new lending institutions. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down.  As of December 31, 2002, $3.0 million was outstanding on each of the term loan and the revolving line of credit. The remaining availability of credit under the revolver was $11.5 million at December 31, 2002. This senior credit facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets.  Term loan and line of credit borrowings both bear interest at the prime rate with an option to borrow based on the LIBOR rate. Both the Company’s credit facility and its bond indenture relating to its 10% Senior Notes outstanding include, among other restrictions, certain restrictions on the incurrence of additional debt.

The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. There was no balance outstanding under this revolving line at December 31, 2002. Availability under this facility at December 31, 2002 was $3.5 million. There are certain financial covenants associated with this credit line, including minimum interest coverage and working capital ratios, and maximum tangible net worth and debt to net worth measures. The Company was in compliance with all debt covenants as of year end.

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

	Contractual Payments Due by Period
Contractual Obligations	Less than 1 Year	1-3 years	4-5 years	After 5 years	Total
Long-Term Debt and Credit Facility	$3,603,740	$1,258,126	$1,511,440	$81,250,000	$87,623,306

Capital Lease Obligations	—	—	—	—	—

Operating Leases(a)	1,363,399	1,399,082	744,642	2,205,109	5,712,232

Unconditional Purchase Obligations	—	—	—	—	—

Other Long-Term Obligations(b)	—	1,000,000	1,000,000	1,000,000	3,000,000

Total Contractual Cash Obligations	$4,967,139	$3,657,208	$3,256,082	$84,455,109	$96,335,538

(a)        Consists of property and auto leases.

(b)                        Assumes Mr. Mooney, a director and shareholder of the Company, will exercise his put option on redeemable convertible preferred stock.  This put is first exercisable by Mr. Mooney in January 2004.

The Company’s primary sources of capital are cash flows from operations and borrowings under bank credit facilities, each of which could be negatively impacted by a reduction in demand for the Company’s products.  Demand for the Company’s products is affected by many factors, including weather, competition, and the competitive position of the Company’s customers.  A reduction in demand for the Company’s products in some or all of the Company’s markets could have an adverse impact on the Company’s liquidity.  See Part I, Item 1 “Business - Risk Factors” of the Annual Report on Form 10-K for more detail.

Cash Flows for the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The Company’s net cash provided by operations was $6.3 million compared to $6.5 million for the years ended December 31, 2002 and 2001, respectively. The decrease in cash provided by operations from December 31, 2001 to December 31, 2002 of $0.2 million was primarily attributable to increases in trade receivables and inventories, partially offset by collections of receivables from affiliate and an increase in accounts payable and accrued liabilities. Net cash used in investing activities during the year ended December 31, 2002 and the year ended December 31, 2001 was  $2.1 million and $1.3 million, respectively. The increase in cash used in investing activities of $0.8 million from the year ended December 31, 2001 to the year ended December 31, 2002 was primarily due to increased capital expenditures of $0.8 million.  Cash flows used in financing activities during the year ended December 31, 2002 were $3.7 million compared to $5.7 million used in financing activities for the year ended December 31, 2001. The decrease in cash used by financing activities of $2.0 million from the year ended December 31, 2001 to December 31, 2002 was primarily due to a smaller reduction in borrowings under the line of credit agreement and a smaller reduction in book overdrafts from 2001 to 2002.

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (“SFAS No. 141” and “SFAS No. 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 were reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and completed its goodwill impairment test during the second quarter of 2002.  Based on the results of the impairment test, the Company recorded a cumulative effect of change in accounting principle transitional impairment loss of approximately $19.7 million in 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal year 2003.  The Company is in the process of determining the impact of this Statement on the Company’s financial statements.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged.  The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of this Interpretation as disclosed in Note 1 and Note 5 to the consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company is currently in the process of determining the impact of this Interpretation on the Company’s financial results for those provisions effective in 2003.

The Company is currently reviewing the requirements of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial results when effective.

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

Interest Rate Risk—From time to time, the Company temporarily invests its excess cash in interest bearing temporary investments of high quality issuers or with major financial institutions. Due to the short–term maturity of the investments are outstanding and their general liquidity, these instruments are classified as cash equivalents in the consolidated balance sheet and do not represent a material interest rate risk to the Company. The Company’s primary market risk exposure for changes in interest rates relates to the Company’s debt obligations. The Company manages its exposure to changing interest rates principally through the use of a combination of fixed and floating rate debt. The majority of the Company’s long–term debt is comprised of $81.3 million of Series B Senior Notes which represent fixed rate borrowings. The reported fair value of the Senior Notes at December 31, 2002 was approximately $52.8 million. The Company believes that near term changes in interest rates would not have a significant impact on the Company’s financial position as the Company had a limited amount of interest rate risk sensitive financial instruments at December 31, 2002.

Foreign Exchange Rate Risk—The Company conducts business principally in North America and in U.S. and Canadian currencies. The Company’s U.S. operations denominate all sales transactions in U.S. dollars. The Company’s Canadian subsidiaries are paid in Canadian dollars for sales made in Canada. Excess Canadian funds generally have been invested in the Canadian operation rather than being remitted to the U.S. parent. At December 31, 2002, the Company had no foreign currency exchange contracts or hedging instruments.

Commodity Price Risk—The Company uses certain raw materials in its manufacturing process that fluctuate with certain commodity prices. These raw materials include asphalt, aluminum paste, rubber and certain diisocyanates.  The Company continuously monitors key trends in the commodity prices impacting raw materials. At December 31, 2002, the Company had no commodity risk hedges or derivative instruments.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Henry Company are included in a separate section of this Annual Report on Form

10–K.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information regarding each of the Company’s directors and executive officers as of December 31, 2002:

Name	Age	Position
Warner W. Henry(1)(2)(3)	64	Chairman of the Board and Chief Executive Officer
Joseph T. Mooney, Jr.(1)	68	Vice Chairman of the Board
Paul H. Beemer(1)	80	Vice Chairman of the Board
William H. Baribault(1)(2)(4)	57	President, Chief Operating Officer and Director
Jeffrey A. Wahba(1)(2)	46	Chief Financial Officer, Secretary and Director
James Doose	54	President—Resin Technology Company
Larry A. Karasiuk	58	President—Bakor Division
Norman F. Nickerson(5)	62	President—Henry Building Products Division
Frederick H. Muhs(1)(2)(3)	64	Director
Carol F. Henry	63	Director
Terrill M. Gloege(1)(2)(3)	67	Director

(1)           Member of the Executive Committee

(2)           Member of the Audit Committee

(3)           Member of the Compensation Committee

(4)                                  In January 2001, William H. Baribault was appointed the acting President and Chief Operating Officer, and in August 2001 Mr. Baribault was appointed President and Chief Operating Officer.

(5)           In December 2002, Mr. Nickerson retired.

Warner W. Henry has been Chairman of the Board, Chief Executive Officer and a director of Henry Company or its parent since 1974, and has served in various sales and sales management positions with Henry Company from 1963 to 1974. Mr. Henry also serves on the board or is an Overseer of the following organizations: The Employers Group, The Henry Wine Group, Hoover Institution, Los Angeles Music Center Opera and the Los Angeles Chamber Orchestra. Mr. Henry received his A.B. in Economics from Stanford University and his M.B.A. from Stanford University, Graduate School of Business.

William H. Baribault has been President, Chief Operating Officer, and a director of Henry Company since August 2001.  Prior to joining Henry, he was a partner of Eagle Associates, an investment banking and consulting firm.  From 1975 to 1999, Mr. Baribault held various positions including Chairman and CEO of Elect///Air, The Fornaciari Company, and Fluid Power Locator, and Vice President of Applied Industrial Technologies, all distributors and manufacturers of pneumatic and hydraulic automation components.  Mr. Baribault also serves as Chairman of Professional Business Bank. He is director or trustee on the boards of Architectural Woodworking Company, Chief Executives Organization, Descanso Gardens, Eagle Investments, Flintridge Preparatory School, M Chemical Company, Phillips Plywood, and Supplypro.  Mr. Baribault received his A.B. degree from Stanford University.

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

Jeffrey A. Wahba has been Chief Financial Officer, Secretary and a director of Henry Company since 1986. From 1984 to 1985, Mr. Wahba served as Chief Financial Officer of Vault Corporation. From 1980 to 1984, Mr. Wahba was with Max Factor and Co. and served as Controller of the International Division.  He is also a director of The Henry Wine Group.  Mr. Wahba received a B.S. in Industrial Engineering and an M.S. in Industrial Engineering and Engineering Management from Stanford University, as well as an M.B.A. from the University of Southern California.

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

Norman F. Nickerson has served as Executive Vice President of the Henry Building Products Division since the closing of the Monsey Bakor acquisition until February 2001 when he was named President of the Henry Building Products Division. Mr. Nickerson served as Vice President of Sales of Monsey Bakor from 1985 to 1998. From 1979 to 1985, Mr. Nickerson was General Manager of Monsey Bakor’s Southeastern division. From 1972 to 1979, Mr. Nickerson was General Manager of Cosmicoat, Inc. Mr. Nickerson received his B.A. in History from Allegheny College.  In December 2002, Mr. Nickerson retired.

Frederick H. Muhs has been a director of Henry Company since 1996. Since 1991, Mr. Muhs has been a private investor and business consultant. From 1963 to 1990, Mr. Muhs held various positions in the investment and investment banking operations of the Prudential Insurance Company of America, including as Managing Director for its Prudential Bache Securities, Inc. subsidiary.  He is also a director of The Henry Wine Group. Mr. Muhs received an A.B. in Economics from Stanford University and his M.B.A. from Stanford University, Graduate School of Business.

Carol F. Henry has been a director of Henry Company since 1970. She is currently involved with several civic and charitable organizations. Mrs. Henry received an A.B. and M.A. in Education from Stanford University.

Terrill M. Gloege has been a director of Henry Company since 1993. From 1963 to 2001 Mr. Gloege held various management consulting and financial positions including Chief Financial Officer of Six Flags Corporation, International Technology Corporation and Carson Estate Trust, from which he retired in 2001.  He is currently Consultant to the Board of Trustees of Carson Estate Trust and director of The Henry Wine Group.  Mr. Gloege received a B.S. from the United States Coast Guard Academy and an M.B.A. from Stanford University.

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

Warner W. Henry and Carol F. Henry are husband and wife.

Board Committees

The Executive Committee is comprised of Warner W. Henry, Paul H. Beemer, Joseph T. Mooney, Jr., William H. Baribault, Terrill M. Gloege, and Frederick H. Muhs. Jeffrey A. Wahba serves as Secretary of the Executive Committee without a vote. The Executive Committee has the full authority of the Board of Directors, except with respect to the approval of any action for which shareholder approval is required by law or for certain other fundamental corporate actions, which require the act of the full Board. The Audit Committee is comprised of Warner W. Henry, Terrill M. Gloege, Jeffrey A. Wahba, William H. Baribault, and Frederick H. Muhs. The Audit Committee oversees the activities of Henry Company’s independent accountants. Mr. Gloege serves as Chairman of the Audit Committee. The Compensation Committee is comprised of Warner W. Henry, Terrill M. Gloege and Frederick H. Muhs.

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

Paul H. Beemer is compensated for consulting advisory services pursuant to a consulting agreement with the Company with compensation established at $100,000 per year. The consulting agreement contains a noncompetition clause restricting Mr. Beemer’s employment or service with a business entity that competes with the Company in its present or future marketing areas. Mr. Beemer’s consulting agreement expires on June 30, 2003. In fiscal years 2002, 2001, and 2000, Mr. Beemer received $100,000 in compensation under his consulting agreement.

Mr. Mooney is also an employee of the Company and receives an annual salary.  Mr. Mooney recieved $180,250 in salary and bonus for each of fiscal years 2002 and 2001, and $236,672 for fiscal year 2000.

In connection with services provided by The Muhs Company, Inc., Frederick H. Muhs provides certain business and financial consulting services to Henry Company. Henry Company pays The Muhs Company, Inc. a retainer of $8,333 per month for these services. In fiscal year 2002, The Muhs Company, Inc. received $100,000 for business and financial consulting services. See “Certain Transactions.”

Henry Company receives business and financial consulting services from Terrill M. Gloege, a director of the Company, who is also as the Trustee of the William Warner Henry, Catherine Anne Henry, and Michael Andrew Henry Trusts established under the Henry Trust dated 9/17/93. Henry Company paid $30,000 for these services in 2002 and $10,000 in 2001.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation received for services rendered to Henry Company in all capacities during the fiscal year ended December 31, 2002 by Henry Company’s Chief Executive Officer and each of Henry Company’s four other most highly compensated executive officers whose annual salary and bonus for the year ended December 31, 2002 exceeded $100,000 (collectively, the “Named Executive Officers”):

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Comp.(1)	Long-Term Incentive Plan LTIP Payout	All Other Compensation
Warner W. Henry	2002	$395,000	$250	—	—	$4,035
Chairman of the Board and Chief	2001	285,000	250	—	—	4,013
Executive Officer	2000	285,000	—	—	—	4,022

William H. Baribault	2002	310,000	402,720	—	—	12,600
President and Chief Operating	2001	117,115	150,000	—	—	181,400
Officer	2000	—	—	—	—	—

James Doose	2002	268,320	104,535	7,507	—	9,600
President—Resin Technology	2001	257,692	82,436	—	—	778
Company	2000	250,307	60,900	—	—	778

Steve Gast Products	2002	200,000	134,441	10,969	—	4,015
Vice President—Building Products	2001	164,558	41,000	2,671	—	3,532
Division	2000	154,000	28,000	3,394	—	25,675

Jeffrey A. Wahba	2002	192,500	129,400	3,419	—	6,003
Chief Financial Officer	2001	182,050	10,000	4,049	11,517	5,997
	2000	170,950	5,000	4,383	9,129	5,887

(1)                                  “Other Annual Compensation” represents contributions to the accounts of the Named Executive Officers under Henry Company’s Nonqualified Executive Deferral Plan and Profit Sharing/401(k) Plan. See “Executive Deferral Plan” and “Profit Sharing/401(k) Plan.”

Warrant Grants Outstanding

The following table provides certain information regarding warrants to purchase shares of Henry Company’s capital stock outstanding to any Named Executive Officer during the fiscal years ended December 31, 2001 and 2002:

Warrant Grants

	Individual Grants
Name	Number of Securities Underlying Warrants Granted		% of Total Warrants Granted to Employees in Fiscal Year	Exercise Price(2)	Expiration Date	Grant Date Present Value(3)
Warner W. Henry	400,000	(1)	100	$15.53	9/30/12	$44,000

(1)                                  On October 1, 1997 Henry Company granted the Warner W. Henry Living Trust warrants to purchase an aggregate of 400,000 shares of Henry Company capital stock, consisting of 12,000 shares of Class A Common Stock and 388,000 shares of Common Stock (the “Henry Warrants”). The Henry Warrants expire on September 30, 2012 and may be exercised in whole or in part at variable and increasing exercise prices over the term of the Henry Warrants. The current and maximum exercise prices of the Henry Warrants for both Class A Common Stock and Common Stock are $15.53 and $38.82 per share, respectively. Warner W. Henry is the trustee of the Warner W. Henry Living Trust and may be assumed to have beneficial ownership of the Henry Warrants and shares purchasable upon exercise of the Henry Warrants. The Henry Warrants were issued as further consideration for certain loans made to Henry Company by Mr. Henry.

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

Executive Deferral Plan

Henry Company has adopted an Executive Deferral Plan (the “Plan”) to allow certain management personnel and highly compensated employees to defer a portion of their annual salary and bonus to be paid at a future date chosen by them or upon their retirement, death, disability or termination of employment. Participants in the Plan are selected by an administrative committee (the “Plan Committee”) appointed by the Board of Directors which establishes eligibility qualifications and manages and administers the Plan. To participate in the Plan for any year, a participant must make an irrevocable election to defer at least $2,000 to a maximum of 100% of his or her base salary and bonus for such year prior to the beginning of the year for which the salary and bonus relate. For each Plan year Henry Company may contribute to each participant’s account at the Plan Committee’s discretion. Deferred amounts are credited with interest at the September “Moody’s Seasoned Corporate Bond” rate that is published prior to the end of the Plan year preceding the Plan year for which the rate is used. Participants are at all times fully vested in their deferred compensation accounts except in the event of a termination of their employment, in which case participants are vested to only a percentage of any Company contributions that have been made, calculated according to the executive’s number of years of employment. At the time of deferral, participants may elect to receive future short–term payouts with respect to each year’s deferral, payable in a lump sum not prior to the sixth Plan year following such deferral. Amounts payable to a participant pursuant to the Plan are unfunded amounts to be paid from the general assets of the Company and are at all times subject to the risk of the Company’s business. The Company funds the Plan with whole life insurance policies.

Profit Sharing/401(k) Plan

The Company sponsors a deferred qualified profit–sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed six months of service. Contributions made to the profit–sharing plan by the Company are based on the Company’s performance and are at the discretion of the Board of Directors.  The Company has not made any contributions to the profit-sharing plan during the years 2000 through 2002. In 2000 and 2001 participants in the 401(k) Plan were permitted to contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,500 of a participant’s annual compensation.

Commencing in 2002, participants could contribute up to 60% of their annual compensation up to a maximum $11,000; additionally participants over age 50 could make catch-up contributions up to maximum $1,000.  In 1999, the 401(k) plan was amended to include a discretionary Company matching contribution to eligible participants.  The Company has provided matching contributions to its eligible U.S. based employees from 1999 through 2002.

Employment Agreements and Compensation Arrangements

Henry Company has entered into employment agreements with Mr. Baribault and Mr. Doose, and an incentive compensation agreement with Mr. Wahba.

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

Mr. Doose’s employment agreement provides for a base salary, subject to annual cost–of–living and discretionary increases. For 2002, Mr. Doose’s base salary was $268,320. Mr. Doose also receives annual bonuses based on the net operating profits of RTC.  If Mr. Doose is terminated without cause, he is entitled to base compensation plus the bonus calculated on net operating profits for the remaining term of the agreement.  Mr. Doose’s employment agreement was revised in December, 2002 and among other changes, was extended to terminate on January 1, 2006.

Mr. Wahba and the Company entered into an Incentive Compensation Agreement in 1988 which was subsequently revised in 1994.  In December, 2002 the Company and Mr. Wahba agreed to terminate the Incentive Compensation Agreement upon payment of the accrued Deferred Benefit Amount in 2003.  Since Mr. Wahba was the last remaining executive with this type of incentive compensation plan, the Company and Mr. Wahba mutually agreed to terminate the plan.  Mr. Wahba is now part of a bonus plan that is similar to that of a number of the Company’s other senior executives.  In consideration for this change, the Company has agreed to certain minimum bonus payments through 2008 as long as Mr. Wahba is employed with the Company.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information regarding beneficial ownership of the Common Stock and the Class A Common Stock of the Company as of December 31, 2002. Henry Company believes that persons and entities named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Common Stock shown as beneficially owned by them, subject to community property laws, where applicable. There is no established public trading market for any class of Henry Company’s equity securities.

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

(1)                                  Assumes exercise of the Henry Warrants to purchase 388,000 shares of Common Stock which expire on September 30, 2012. The warrants may be exercised in whole or in part at variable exercise prices which increase over the term of the warrant. The current and maximum exercise prices for such Common Stock is $15.53 and $38.82 per share, respectively. See “Executive Compensation.”

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

(4)                                  Assumes exercise of the Henry Warrants to purchase 12,000 shares of Class A Common Stock which expire on September 30, 2012. The warrants may be exercised in whole or in part at variable exercise prices which increase over the term of the warrants. The current and maximum exercise prices for such Class A Common Stock is $15.53 and $38.82 per share, respectively. See “Executive Compensation.”

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company leases its Huntington Park headquarters from a family trust and living trust for which Warner W. Henry is the trustee pursuant to three separate real property leases. These leases expire in 2006 and 2016. The total rent paid in 2001 and 2002 for the Huntington Park leases was approximately $424,900 each year.  The Company believes that the rent paid under the above leases represent substantially fair market value and that the other terms and conditions of the leases are commercially reasonable.

The Company leased additional property at its Huntington Park headquarters from Alamo Development Company until February, 2003 at which time it purchased the property for $773,362.  In 2002, the Company paid rent of $39,371 pursuant to this lease which was subject to annual adjustments to reflect changes in the Bank of America prime rate. Frederick H. Muhs, a director of the Company, is a shareholder of Alamo Development Company along with certain other members of his family. At the same time as the purchase of the Huntington Park property, the Company sold property located in Kimberton, Pennsylvania to Alamo Development Company for $750,000.  At one time this property was utilized by the Company for its own operations, but more recently it has been leased to two separate third parties for their own use. The Company believes that both the purchase of the Huntington Park property and the sale of the Kimberton property were completed at their fair market value.

Henry Company performs certain administrative services for an affiliate, Henry II Company a California corporation, pursuant to an administrative services agreement that provides for payments from Henry II Company to Henry Company for such services. These payments totaled $0.8 million in 2000 and 2001, and $0.4 million in 2002. The administrative services fee was reduced in 2002 as certain administrative functions were no longer performed by the Company for Henry II.   Henry II Company’s shareholders are Warner W. Henry, Carol Henry, and certain trusts for the benefit of their children.

At December 31, 1997, Henry Company received a note from Henry II Company for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II, Inc. and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2004. The principal balance of such note was $1.9 million at December 31, 2001 and 2002.

In addition, at December 31, 2002, Henry II Company owed $0.3 million to Henry Company, representing past advances made on behalf of Henry II, Inc. The note evidencing this debt does not bear interest and is payable upon demand.

Henry Company receives business and financial consulting services from The Muhs Company, Inc., of which Frederick H. Muhs, a director of the Company, is the President and controlling shareholder. Henry Company paid $75,000 for these services in 2000 and 2001 and $100,000 in 2002. See “Executive Compensation.”

Joseph T. Mooney, Jr. is a Director and also an employee of the Company and receives an annual salary.  Mr. Mooney recieved $180,250 in salary and bonus for each of fiscal years 2002 and 2001, and $236,672 for fiscal year 2000.

Paul H. Beemer is compensated for consulting advisory services pursuant to a consulting agreement with the Company with compensation established at $100,000 per year. The consulting agreement contains a noncompetition clause restricting Mr. Beemer’s employment or service with a business entity that competes with the Company in its present or future marketing areas. Mr. Beemer’s consulting agreement expires on June 30, 2003. In fiscal years 2000, 2001, and 2002 Mr. Beemer received $100,000 in compensation under his consulting agreement.

Henry Company receives business and financial consulting services from Terrill M. Gloege, a director of the Company, who is also as the Trustee of the William Warner Henry, Catherine Anne Henry, and Michael Andrew Henry Trusts established under the Henry Trust dated 9/17/93. Henry Company paid $30,000 for these services in 2002 and $10,000 in 2001.

In connection with the Monsey Bakor acquisition, the Company sold 22,500 shares of redeemable convertible preferred stock in the Company to Joseph T. Mooney, Jr., a director of the Company, for $600,000. The Company is obligated, upon the exercise of Mr. Mooney’s put option, to redeem the stock for cash in annual amounts of $500,000 beginning in 2004 and aggregating $3,000,000, or for $3,000,000 upon the death of Mr. Mooney. The shares are convertible into shares of Common Stock.

The Company is a party to employment and consulting agreements with certain directors and officers of the Company. See “Executive Compensation-Employment Agreements and Compensation Arrangements.”

ITEM 14.      CONTROLS AND PROCEDURES

Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the principal executive officer and principal financial officer of Henry Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14[c] and 15d-14[c] under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15.                 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8–K
                                                              (A) DOCUMENTS FILED AS PART OF THIS REPORT

(a) (1) Financial Statements

The Consolidated Financial Statements of Henry Company are contained herein.

(2) Financial Statement Schedules

The financial statement Schedule II Valuation and Qualifying Accounts and Reserves of Henry Company is contained herein.  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable, not required, or the information is included in the consolidated financial statement or notes there to.

(3) Exhibits

See Exhibit Index

Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company is not an "issuer" as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act.  The Company files periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its senior subordinated notes.

(b) Reports on Form 8-K

The Company did not file any reports on Form 8–K during the quarter ended December 31, 2002.

HENRY COMPANY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors,

Bond Holders and Shareholders

of Henry Company

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Henry Company and its subsidiaries (the “Company’) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and recorded a cumulative effect of change in accounting principle of $19.7 million for the impairment of goodwill upon adoption.

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 14, 2003

HENRY COMPANY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2002

	2001	2002
ASSETS:
Current assets:
Cash and cash equivalents	$425,695	$1,013,102
Trade accounts receivable, net of allowance for doubtful accounts of $2,760,591 and $2,330,194 for 2001 and 2002, respectively	23,643,661	28,091,213
Inventories, net	13,260,850	15,909,609
Receivables from affiliate	1,476,147	281,362
Notes receivable	42,849	29,144
Prepaid expenses and other current assets	1,393,403	2,264,405
Income tax receivable	2,416,536	745,519
Deferred income taxes	1,141,127	1,376,266
Total current assets	43,800,268	49,710,620
Property and equipment, net	30,276,860	27,612,817
Cash surrender value of life insurance, net	3,597,967	2,218,204
Intangibles, net	24,158,525	3,763,007
Notes receivables	113,315	460,451
Notes receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	5,995,008	5,208,918
Other assets	1,094,246	798,396
Total assets	$110,899,261	$91,635,485

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDER’S DEFICIT:
Current liabilities:
Accounts payable	$4,842,204	$5,532,015
Accrued expenses	10,059,005	13,646,352
Book overdrafts	1,389,858	—
Income taxes payable	339,228	342,252
Notes payable, current portion	523,495	625,572
Borrowings under lines of credit	6,128,519	2,978,168
Total current liabilities	23,282,309	23,124,359
Notes payable	3,395,139	2,769,566
Environmental reserve	3,241,144	3,177,015
Deferred income taxes	6,669,024	5,899,112
Deferred warranty revenue	2,516,229	2,643,401
Deferred compensation	903,114	1,358,624
Series B Senior notes	81,250,000	81,250,000
Total liabilities	121,256,959	120,222,077

Commitments and contingencies (Note 7)

Redeemable convertible preferred stock	2,082,773	2,264,000

Shareholders’ deficit:

Common stock	4,691,080	4,691,080
Additional paid-in capital	2,200,968	2,019,741
Cumulative translation adjustment	(1,071,590)	(926,609)
Accumulated deficit	(18,260,929)	(36,634,804)
Total shareholders’ deficit	(12,440,471)	(30,850,592)
Total liabilities, redeemable convertible preferred stock and shareholders’ deficit	$110,899,261	$91,635,485

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2000	2001	2002
Net sales	$191,513,230	$191,848,192	$200,806,828
Cost of sales	143,266,156	138,473,331	138,254,390
Gross profit	48,247,074	53,374,861	62,552,438
Operating expenses:
Selling, general and administrative	46,594,828	47,384,647	51,121,932
Restructuring charges	735,127	568,808	—
Amortization of intangibles	2,549,805	2,524,859	742,529
Operating income (loss)	(1,632,686)	2,896,547	10,687,977
Other expense (income):
Interest expense	9,889,325	10,059,608	9,695,926
Interest and other income, net	(260,524)	(191,023)	(107,321)
Income (loss) before benefit for income taxes and change in accounting principle	(11,261,487)	(6,972,038)	1,099,372
Benefit for income taxes	(4,595,913)	(1,633,806)	(212,808)
Income (loss) before cumulative effect of change in accounting principle	(6,665,574)	(5,338,232)	1,312,180
Cumulative effect of change in accounting principle	—	—	(19,686,055)
Net loss	$(6,665,574)	$(5,338,232)	$(18,373,875)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

			Additional Paid-In Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholder’s Equity (Deficit)
	Common Stock
	Issued Shares	Amount
Balances, December 31, 1999	227,500	$4,691,080	$2,519,147	$(149,083)	$(6,257,123)	$804,021
Accretion on redeemable convertible preferred stock	—	—	(154,839)	—	—	(154,839)
Comprehensive loss:
Net loss	—	—	—	—	(6,665,574)	(6,665,574)
Other comprehensive loss:
Change in cumulative translation adjustment	—	—	—	(348,145)	—	(348,145)
Total comprehensive loss	—	—	—	—	—	(7,013,719)
Balances, December 31, 2000	227,500	4,691,080	2,364,308	(497,228)	(12,922,697)	(6,364,537)
Accretion on redeemable convertible preferred stock	—	—	(163,340)	—	—	(163,340)
Comprehensive loss:
Net loss	—	—	—	—	(5,338,232)	(5,338,232)
Other comprehensive loss:
Change in cumulative translation adjustment	—	—	—	(574,362)	—	(574,362)
Total comprehensive loss	—	—	—	—	—	(5,912,594)
Balances, December 31, 2001	227,500	4,691,080	2,200,968	(1,071,590)	(18,260,929)	(12,440,471)
Accretion on redeemable convertible preferred stock	—	—	(181,227)	—	—	(181,227)
Comprehensive loss:
Net loss	—	—	—	—	(18,373,875)	(18,373,875)
Other comprehensive income (loss):
Change in cumulative translation adjustment	—	—	—	144,981	—	144,981
Total comprehensive loss	—	—	—	—	—	(18,228,894)
Balances, December 31, 2002	227,500	$4,691,080	$2,019,741	$(926,609)	$(36,634,804)	$(30,850,592)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(6,665,574)	$(5,338,232)	$(18,373,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,041,093	4,789,789	4,482,572
Provision for doubtful accounts	1,016,333	716,433	(430,397)
Deferred income taxes	(5,166,097)	(649,096)	(218,961)
Noncompetition and other intangibles amortization	2,549,805	2,524,859	742,529
Cumulative effect of change in accounting principle	—	—	19,686,055
Loss (gain) on disposal of property and equipment	240,205	(7,391)	(84,388)
Gain on sale of investment	(86,542)	—	—
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(4,919,876)	893,205	(4,017,155)
Inventories	(2,406,346)	4,752,248	(2,648,759)
Receivables from affiliates	20,302	647,763	1,194,785
Notes receivable	(41,875)	879,383	66,569
Other assets	482,112	(769,972)	(575,152)
Income tax receivable	243,183	(2,282,601)	1,671,017
Accounts payable and accrued expenses	(3,209)	148,176	4,216,053
Deferred warranty revenue	(284,410)	237,408	127,172
Deferred compensation	(133,165)	(34,794)	455,510
Net cash provided by (used in) operating activities	(10,114,061)	6,507,178	6,293,575
Cash flows from investing activities:
Capital expenditures	(3,052,450)	(1,358,006)	(2,206,149)
Proceeds from the disposal of property and equipment	40,217	32,301	124,487
Proceeds from sale of investment	204,423	—	—
Investment in affiliate	7,080	—	—
Net cash used in investing activities	(2,800,730)	(1,325,705)	(2,081,662)
Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	10,824,257	(7,325,575)	(3,150,351)
Repayments under note payable agreements	(124,994)	(97,580)	(623,496)
Borrowings under notes payable agreements	—	3,500,000	100,000
Increase (decrease) in book overdrafts	3,402,153	(3,126,421)	(1,389,858)
Cash surrender value of life insurance	(746,996)	1,489,417	1,379,763
Purchase of Series B Senior Notes	—	(150,000)	—
Net cash provided by (used in) financing activities	13,354,420	(5,710,159)	(3,683,942)
Effect of exchange rate changes on cash and cash equivalents	(78,558)	(91,734)	59,436
Net increase (decrease) in cash and cash equivalents	361,071	(620,420)	587,407
Cash and cash equivalents, beginning of year	685,044	1,046,115	425,695
Cash and cash equivalents, end of year	$1,046,115	$425,695	$1,013,102

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

The Company also offers its customers an optional separately purchased warranty program for its commercial roofing systems. Revenue from the warranty program is recognized over the warranty periods that range from 5 to 20 years. Warranty repair expenses under the program are charged to expense as incurred.  A reconciliation of extended warranty programs is as follows:

	For the year ended December 31,
	2001	2002
	Dollar Amount of Deferred Warranty Revenue	Dollar Amount of Deferred Warranty Revenue
	Debit/(Credit)	Debit/(Credit)
Balance at the beginning of the period	$(2,278,821)	$(2,516,229)
Warranties issued during the period	(503,075)	(477,672)
Costs incurred during the period	(235,355)	(310,713)
Settlements made during the period	235,355	310,713
Amortization of deferred revenue	265,667	350,500
Balance at the end of the period	$(2,516,229)	$(2,643,401)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Under the Company’s cash management system, checks issued but not presented to banks frequently result in overdraft balances for accounting purposes and are included in “book overdrafts” in the accompanying balance sheet. At December 31, 2001, and 2002 these overdraft balances amounted to $1,389,858 and $0, respectively.

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or market. Cost is determined using standard cost that approximates actual costs on a first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Leasehold improvements are amortized on a straight-line basis over the remaining lease term, or the asset’s estimated useful life, whichever is shorter. All other depreciable assets are depreciated using the double-declining-balance method or the straight-line method, over the assets’ estimated useful lives.  Management evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 adopted on January 1, 2002 as discussed below in “Recently Issued Accounting Standards.”  These standards generally require the Company to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flow to be generated from the use and ultimate disposition of these assets.

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

Intangibles

The Company adopted SFAS No. 142 effective at the beginning of fiscal 2002 and as a result, the Company ceased amortization of goodwill as of that date and reclassified intangible assets acquired prior to July 1, 2001 that did not meet the criteria for recognition under SFAS No. 141.  SFAS No. 142 also changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach.  Additionally, the initial application of this statement resulted in an impairment of goodwill of approximate $19.7 million primarily related to goodwill from the Monsey Bakor acquisition.  The amount of the impairment was estimated based on an independent valuation process that estimated the present value of the separate future cash flows of the U.S. and Canadian operations and was reported as a cumulative effect of change in accounting principle during 2002.  Changes in the net carrying amount of goodwill for the year-ended December 31, 2002, are as follows:

	Building Products Division	Resin Technology Division	Total
Balance as of December 31, 2001	$19,652,989	—	$19,652,989
Translation adjustments	33,066	—	33,066
Impairment charges	(19,686,055)	—	(19,686,055)
Balance as of December 31, 2002	—	—	—

The following table sets forth the Company’s acquired intangible assets, which will continue to be amortized, for the periods ended December 31, 2001 and December 31, 2002:

	December 31, 2001			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing identifiable intangible assets:
Noncompetition agreements	$4,727,199	$1,937,142	$2,790,057	$4,727,199	$2,414,860	$2,312,339
Financing fees	2,442,000	912,158	1,529,842	2,442,000	1,153,712	1,288,288
Tradenames and trademarks	297,283	111,646	185,637	297,283	134,903	162,380
	$7,466,482	$2,960,946	$4,505,536	$7,466,482	$3,703,475	$3,763,007

Amortization expense on acquired intangible assets was $768,767, $749,615 and $742,529 for the years ended December 31, 2000, 2001 and 2002, respectively.  Amortization expense on goodwill was $1,781,038 and $1,775,244 for years ended December 31, 2000 and 2001, respectively.  The weighted-average amortization periods for identifiable intangible assets were 11 years for noncompetition agreements, 10 years for financing fees and 13 years for tradenames and trademarks.  Based on current information, estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years, starting 2003, is expected to be $742,529, $742,529, $681,416, $650,861 and $650,861, respectively.

As required by SFAS No. 142, the results for the prior years ended December 31, 2000 and 2001 have not been restated.  Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net loss would have been as follows:

	For the Year Ended December 31,
	2000	2001	2002
Reported net loss	$(6,665,574)	$(5,338,232)	$(18,373,875)
Goodwill amortization, net of tax	1,781,038	1,775,244	—
Adjusted net loss	$(4,884,536)	$(3,562,988)	$(18,373,875)

Income Taxes

The Company recognizes deferred taxes in accordance with the liability method of accounting for income taxes. Under this method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.  In assessing the need for a valuation allowance management considers estimates of future taxable income and ongoing prudent and feasible tax planning strategies.  The provision for income taxes represents income taxes payable for the period and the change during the  period in deferred tax assets and liabilities

Environmental Reserve

The Company’s Kimberton facility was formerly occupied by a pharmaceutical manufacturer whose operations resulted in groundwater contamination identified on the site and surrounding area. The contaminant of concern was trichloroethylene which required various remedial activities, including the provision of alternate water supplies to users in the surrounding area and a groundwater treatment program. Remedial work is being completed under a consent decree the EPA negotiated in 1990 with the pharmaceutical manufacturer and the Company and a confidential cost sharing agreement between these two companies. The Company’s costs under the consent decree in 2000, 2001 and 2002 were approximately $73,000, $60,000 and $64,000, respectively, and are not expected to be significantly different during 2003 and 2004. The Company has a liability recorded for the entire expected costs of the remedial work over the remaining term of the consent decree and cost-sharing agreement. Costs paid under the consent decree and cost-sharing agreement of $64,000 in 2002 reduced the liability to $3.2 million at December 31, 2002.

The Company is currently closing certain of its underground storage tanks. The Company estimates that the capital expenditures required to comply with various regulatory programs in 2003 will not have a material adverse effect on the Company’s earnings, cash flows or competitive position. Such estimates, however, are based on factors and assumptions that are subject to change, including potential modifications of regulatory requirements, detection of unanticipated environmental conditions or other currently unexpected circumstances.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include all costs associated with marketing and distributing the Company’s products. Distribution costs were $9,604,960, $9,011,277, and $10,669,031 for the years ended December 31, 2000, 2001 and 2002, respectively.  Also included in selling, general and administrative expenses are research and development costs. Research and development costs incurred in developing and improving product formulas are charged to expense in the year incurred. Total research and development costs were $1,545,855, $1,388,156, and $1,490,506 for the years ended December 31, 2000, 2001 and 2002, respectively.

Advertising and Promotion Costs

All costs associated with advertising and promoting products are expensed in the year incurred and are included in selling, general and administrative expenses. Advertising and promotion expenses were $2,776,309, $2,082,145, and $2,078,364 for the years ended December 31, 2000, 2001 and 2002, respectively.

Foreign Currency Translation

The assets and liabilities of the Company’s wholly-owned Canadian subsidiaries are translated from Canadian dollars to U.S. dollars using exchange rates in effect at the balance sheet date. Revenues and expenses are translated using average exchange rates prevailing during the period. The effect of the unrealized exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in operations.  For the years ended December 31, 2000, 2001 and 2002, the aggregate foreign exchange gains (losses) included in operations were $(31,050), $(233,383) and $76,775, respectively.

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

Dependence on Key Customer

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 11.4% of gross sales in fiscal year 2000, 13.3% of gross sales in fiscal year 2001 and 25.9% of gross sales in fiscal year 2002 and also accounted for approximately 23.3% and 40.0% of  accounts receivable at December 31, 2001 and 2002, respectively.  In January 2002, the company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2005.  In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  In 2002, the incremental revenue resulting from the Home Depot agreement exceeded the revenue lost as a result of the loss of Lowes as a customer. Any deterioration of the Company’s relationship with Home Depot or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse effect on the Company.

The Value of Financial Instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments”, requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments such as certain insurance contracts and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments are derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts receivable, accounts payable, accrued liabilities and short-term debt are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The Company’s long-term debt is primarily comprised of Senior Notes with a carrying value of $81.3 million at December 31, 2002. The reported fair value of the Senior Notes was $52.8 million at December 31, 2002.

The Company has issued a standby letter of credit relating to its business insurance and is contingently liable for approximately $1,141,207. The standby letter of credit is in force for the term of the insurance policy, and reflects the current fair value.

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

Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141 and 142 (“SFAS No. 141” and “SFAS No. 142”), “Business Combinations” and “Goodwill and Other Intangible Assets”.   SFAS No. 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 were reclassified to goodwill. The Company adopted SFAS No. 142 on January 1, 2002 and completed its goodwill impairment test during the second quarter of 2002.  Based on the results of the impairment test, the Company recorded a cumulative effect of change in accounting principle transitional impairment of approximately $19.7 million in 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement will be effective at the beginning of fiscal year 2003.  The Company is in the process of determining the impact of this Statement on the Company’s financial statements.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 with earlier adoption encouraged.  The Company does not anticipate that the adoption of SFAS No. 146 will have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company has adopted the disclosure provisions of this Interpretation as disclosed in Note 1 and Note 5 to the consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company is currently in the process of determining the impact of this Interpretation on the Company’s financial results for those provisions effective in 2003.

The Company is currently reviewing the requirements of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial results when effective.

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

3. INVENTORIES:

Inventories consist of the following:

	December 31,
	2001	2002
Raw materials	$6,811,265	$8,123,137
Finished goods	6,699,585	8,036,472
Total gross inventory	13,510,850	16,159,609
Reserve for slow moving inventory	(250,000)	(250,000)
	$13,260,850	$15,909,609

4. PROPERTY AND EQUIPMENT, NET:

Property and equipment consist of the following:

	December 31,
	2001	2002
Buildings	$14,707,437	$14,478,008
Machinery and equipment	27,935,954	29,024,564
Office furniture and equipment	8,204,948	8,713,856
Automotive equipment	1,207,485	1,087,381
Leasehold improvements	2,938,283	3,003,151
Other assets	486,535	510,346

	55,480,642	56,817,306
Less, accumulated depreciation and amortization	(29,025,424)	(32,965,029)

	26,455,218	23,852,277
Land	3,219,585	3,180,755
Construction-in-progress	602,057	579,785
	$30,276,860	$27,612,817

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

Long-term debt and credit facilities consist of the following:

	December 31,
	2001	2002
10.0% Series B Senior Notes due April 2008	$81,250,000	$81,250,000
Line of credit borrowings, at the bank’s prime interest rate (4.75% at December 31, 2001 4.25% at December 31, 2002)	6,003,444	2,978,168
Canadian bank line of credit borrowings, interest rate charged at prime plus 0.5% (4.5% at December 31, 2001)	125,075	—
Term note payable to third party, with interest at 8.5% at December 31, 2001 and 2002, principal and interest payable monthly in installments of $4,848, due in fiscal year 2007	418,634	395,138
Term note payable to bank, with interest at 4.75% at December 31, 2001 and 4.25% at December 31, 2002, principal payable monthly in installments of $50,000 beginning March 2002	3,500,000	3,000,000
	91,297,153	87,623,306
Less, current maturities	(6,652,014)	(3,603,740)
	$84,645,139	$84,019,566

The Company’s Senior Notes are guaranteed by the Company’s United States subsidiary, Kimberton Enterprises, Inc. The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 15 for the Guarantor Condensed Consolidating Financial Statements. The notes payable agreement limits the Company’s ability to make dividend payments and incur additional debt.

In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $0.6 million, net of income taxes. In 2001, the Company repurchased and retired $150,000 of the Senior Notes at face value which resulted in no gain or loss.  The bond indenture includes, among other restrictions, certain restrictions on the incurrence of additional debt.

In August 2001, the Company entered into a replacement credit facility agreement with two new financial institutions and received funding. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was funded. The replacement facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Balances outstanding under the revolving line of credit and the term loan were $3.0 million each at December 31, 2002.  The remaining availability of credit under the revolver was $11.5 million at December 31, 2002. Term loan and line of credit borrowings both bear interest at the prime rate with an option to borrow based on the LIBOR rate.

The Company also maintains a credit line with a Canadian bank.  There was no balance outstanding under this line at December 31, 2002. Availability under this facility at December 31, 2002 was $3.5 million. There are certain financial covenants associated with this credit line, including minimum interest coverage and working capital ratios, and maximum tangible net worth and debt to net worth measures.  The Company was in compliance with all debt covenants as of year end.

The following are future maturities of long–term debt and credit facilities for each of the next five years ending December 31 and total thereafter:

2003	$3,603,740
2004	627,833
2005	630,293
2006	632,970
2007	878,470
Thereafter	81,250,000
Total	$87,623,306

The fair value of the Company’s debt is calculated based on the estimated market value of the Senior Notes and the discounted amount of future cash flows of the remaining debt obligations using the current rates offered to the Company for debts of the same remaining maturities and market values.  At year end 2001 and 2002, the estimated fair value of the Company’s total debt, including short term borrowings, was $47.2 million and $62.5 million, respectively.

6. INCOME TAXES:

The significant components of the benefit for income taxes for the years ended December 31, 2000, 2001 and 2002 are as follows:

	2000	2001	2002
Current:
State	—	—	$269,780
Foreign	$650,918	$(770,293)	376,184
	650,918	(770,293)	645,964
Deferred:
Federal	(4,754,626)	(485,238)	(656,760)
State	(271,295)	(378,275)	(202,012)
Foreign	(220,910)	—	—
	(5,246,831)	(863,513)	(858,772)
	$(4,595,913)	$(1,633,806)	$(212,808)

The Company’s effective tax rate differs from the federal statutory tax rate for the years ended December 31, 2000, 2001 and 2002 as follows:

	2000	2001	2002
Provision for income taxes at the federal statutory tax rate	(34)%	(34)%	(34)%
State taxes net of federal tax benefit	(3)	(3)	(6)
Foreign income taxes in excess of U.S. statutory rate	1	3	—
Prior year net operating loss adjustment	(8)	8	(4)
Nondeductible intangibles	5	8	44
Nondeductible life insurance	1	(1)	—
Nondeductible business expenses	—	1	—
Other, net	(3)	(5)	(1)
	(41)%	(23)%	(1)%

The Company’s Canadian operation’s income (loss) before income taxes, net of cumulative change in accounting principle, was ($1,499,096), $1,704,589 and ($1,272,779) for the years ended December 31, 2000, 2001 and 2002, respectively.

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

	2001	2002
Deferred tax assets:
Environmental reserve	$1,388,506	$1,361,033
Allowances and reserves deductible in the future	1,091,955	1,138,867
Inventory capitalization	87,978	101,937
Deferred revenue	999,217	1,016,363
Net operating loss	3,040,340	1,618,212
Other accruals	528,139	1,348,772

Deferred tax assets	7,136,135	6,585,184

Deferred tax liabilities:
Depreciation	(1,565,609)	(975,978)
Deferred gain on discharge of liability	(1,582,985)	(1,614,842)
Amortization of acquired intangibles and asset step-up	(3,520,430)	(3,256,536)
State tax benefit	—	(51,756)

Deferred tax liabilities	(6,669,024)	(5,899,112)

Net deferred tax assets	$467,111	$686,072

7. COMMITMENTS AND CONTINGENCIES:

The Company conducts certain operations out of leased facilities, including the corporate office and divisional warehouses. The lease terms range from 1 to 6 years and begin to expire in 2002. Certain of the Company’s operating lease agreements provide for escalation of payments, which are based on fluctuations of certain published cost-of-living indices. The Company also leases certain land, buildings and equipment from related parties. The various leases also contain certain renewal options.

Total rent expense was, $1,721,660, $1,722,051 and $1,991,379 for the years ended December 31, 2000, 2001 and 2002, respectively. Included in rent expense is rent paid to related parties of $771,433, $789,543 and $760,772 for the years ended December 31, 2000, 2001 and 2002, respectively The minimum rental commitments for land, buildings and equipment under all noncancelable operating leases, with lease terms in excess of one year, are as follows:

2003	$1,363,399
2004	817,575
2005	581,507
2006	470,982
2007	273,660
Thereafter	2,205,109
$5,712,232

Included in the annual minimum rental commitments are operating lease payments due to related parties of $734,851 in 2003, $433,693 in 2004, $424,904  in 2005, $404,024 in 2006, $264,613 in 2007 and $2,205,109 thereafter.

The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	2000	2001	2002
Cash paid during the year for:
Interest	$9,617,073	$9,768,530	$8,877,162
Income taxes paid	889,820	785,574	256,989
Income taxes recovered	—	—	(1,925,358)
Non-cash transactions:
Note receivable from sale of assets	123,000	—	400,000
Note receivable forgiven	—	501,000	—
Note receivable exchanged for interest in Executive Deferred Plan	—	253,544	—

9. PROFIT-SHARING AND PENSION PLAN:

The Company sponsors a deferred qualified profit–sharing plan with a 401(k) feature covering salaried and hourly employees of Henry Company and its affiliates, other than union employees, who have completed six months of service. Contributions made to the profit–sharing plan by the Company are based on the Company’s performance and are at the discretion of the Board of Directors.  The Company has not made any contributions to the profit-sharing plan during the years 2000 through 2002. In 2000 and 2001, participants in the 401(k) Plan were permitted to contribute up to 15% of their annual compensation to the 401(k) Plan through salary deferral up to a maximum of $10,500 of a participant’s annual compensation.  Commencing in 2002, participants may contribute up to 60% of their annual compensation up to a maximum $11,000; additionally participants over age 50 may make catch-up contributions up to maximum $1,000.  In 1999, the 401(k) plan was amended to include a discretionary Company matching contribution to eligible participants.  For 2000, 2001, and 2002, participant contributions were matched at the rate of $.50 for each dollar up to 4% of the participants’ compensation. Total Company matching contributions for years ending December 31, 2000, 2001 and 2002 were $211,698, $165,314, and $249,581, respectively.

Hourly employees at the Huntington Park, Kimberton and Rock Hill facilities are covered by multi-employer union plans to which the Company makes periodic contributions as determined by collective bargaining agreements. The Company is also subject to additional charges as determined by the plans’ trustees during the term of the agreement to maintain the current level of health and welfare benefits. The information with respect to the plans’ net assets and actuarial present value of

accumulated plan benefits are not determinable due to the nature of the plans.   Prior to 2002, eligible U.S. hourly employees at the other non-union facilities participated in a noncontributory defined pension plan.  Company contributions were based upon predetermined hourly rates.  The combined costs incurred for both plans during the years ended December 31, 2000, 2001 and 2002 were $313,905, $396,912, $151,018, respectively.  Beginning in 2002, the non-union hourly employees became participants in the deferred qualified profit-sharing plan with 401(k) feature noted above.

10. RELATED PARTIES:

The Company leases its Huntington Park headquarters from a family trust and living trust for which Warner W. Henry is the trustee pursuant to three separate real property leases. These leases expire in 2006 and 2016. The total rent paid in 2002 and 2001 for the Huntington Park leases was approximately $424,900 each year.  The Company believes that the rent paid under the above leases represent substantially fair market value and that the other terms and conditions of the leases are commercially reasonable.

The Company leased additional property at its Huntington Park headquarters from Alamo Development Company until February, 2003 at which time it purchased the property for $773,362.  In 2002, the Company paid rent of $39,791 pursuant to this lease which was subject to annual adjustments to reflect changes in the Bank of America prime rate. Frederick H. Muhs, a director of the Company, is a shareholder of Alamo Development Company along with certain other members of his family. At the same time as the purchase of the Huntington Park property, the Company sold property located in Kimberton, Pennsylvania to Alamo Development Company for $750,000.  At one time this property was utilized by the Company for its own operations, but more recently it has been leased to two separate third parties for their own use. The Company believes that both the purchase of the Huntington Park property and the sale of the Kimberton property were completed at their fair market value.

Henry Company performs certain administrative services for an affiliate, Henry II Company a California corporation, pursuant to an administrative services agreement that provides for payments from Henry II Company to Henry Company for such services. These payments totaled $0.8 million in 2000 and 2001, and $0.4 million in 2002. The administrative services fee was reduced in 2002 as certain administrative functions were no longer performed by the Company for Henry II.   Henry II Company’s shareholders are Warner W. Henry, Carol Henry, and certain trusts for the benefit of their children.

At December 31, 1997, Henry Compny received a note from Henry II Company for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II, Inc. and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2003. The principal balance of such note was $1.9 million at December 31, 2001 and 2002.

In addition, at December 31, 2002, Henry II Company owed $0.3 million to Henry Company, representing past advances made on behalf of Henry II, Inc. The note evidencing this debt does not bear interest and is payable upon demand.

Joseph T. Mooney, Jr. is a Director and also an employee of the Company and receives an annual salary.  Mr. Mooney recieved $180,250 in salary and bonus for each of fiscal years 2002 and 2001, and $236,672 for fiscal year 2000.

Henry Company receives business and financial consulting services from The Muhs Company, Inc., of which Frederick H. Muhs, a director of the Company, is the President and controlling shareholder. Henry Company paid $75,000 for these services in 2000 and 2001 and $100,000 in 2002. See “Executive Compensation.”

Paul H. Beemer is compensated for consulting advisory services pursuant to a consulting agreement with the Company with compensation established at $100,000 per year. The consulting agreement contains a noncompetition clause restricting Mr. Beemer’s employment or service with a business entity that competes with the Company in its present or future marketing areas. Mr. Beemer’s consulting agreement expires on June 30, 2003. In fiscal years 2002, 2001 and 2000, Mr. Beemer received $100,000 in compensation under his consulting agreement.

Henry Company receives business and financial consulting services from Terrill M. Gloege, a director of the Company, who is also as the Trustee of the William Warner Henry, Catherine Anne Henry, and Michael Andrew Henry Trusts established under the Henry Trust dated 9/17/93. Henry Company paid $30,000 for these services in 2002 and $10,000 in 2001.

In connection with the Monsey Bakor acquisition, the Company sold 22,500 shares of redeemable convertible preferred stock in the Company to Joseph T. Mooney, Jr., a director of the Company, for $600,000. The Company is obligated, upon the exercise of Mr. Mooney’s put option, to redeem the stock for cash in annual amounts of $500,000 beginning in 2004 and aggregating $3,000,000, or for $3,000,000 upon the death of Mr. Mooney. The shares are convertible into shares of Common Stock.

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

In addition, on April 21, 1998, the number of authorized shares of Company Common Stock was increased to 1,000,000 shares.

On April 22, 1998, the Company issued 27,500 shares of Common Stock to Frederick Muhs, a director of the Company, for $2,000,000 in cash.

As of December 31, 2001 and 2002, common stock is composed of the following:

	2001	2002
Henry Company, common stock, no par value, stated value $5 per share, 100,000 shares authorized, issued and outstanding	$500,000	$500,000
Henry Company, common stock, no par value, stated value $21.78 per share, 94,000 shares authorized, issued and outstanding	2,047,320	2,047,320
Henry Company, common stock, no par value, stated value $72.73 per share, 27,500 share authorized, issued and outstanding	2,000,000	2,000,000
Henry Company, super voting class A common stock, no par value, stated value $23.96 per share, 6,000 shares authorized, issued and outstanding	143,760	143,760
	$4,691,080	$4,691,080

On October 1, 1997, Henry Company granted the Warner W. Henry Living Trust warrants to purchase an aggregate of 400,000 shares of Henry Company capital stock, consisting of 12,000 shares of Class A common stock and 388,000 shares of common stock (the “Warrants”). The Warrants expire on September 30, 2012 and may be exercised in whole or in part at variable and increasing exercise prices over the term of the warrants. The current and maximum exercise prices for both Class A common stock and common stock are $15.53 and $38.82 per share, respectively.

The warrants have an initial exercise price that exceeds the fair value of the capital stock at the date of grant. The grant date present value of each warrant is estimated at $114 or an aggregate of $44,000 using the Black-Scholes pricing model, using the following assumptions: risk-free interest rate at 6.0%; expected warrant life of 15 years; volatility of 20.0%; forfeiture rate zero (0); no expected dividends; and no adjustments for nontransferability. As of December 31, 2002, no warrants have been exercised.

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

13. RESTRUCTURING CHARGES

The Company recorded $735,127 and $568,808 for restructuring charges for years ended December 31, 2000 and 2001, respectively.  The charges pertain to plant closings and the reorganization or elimination of certain administrative and selling functions.  The charges represent severance and other personnel payments as well as other costs related to the plant closures and streamlining of operations associated with the implementation of cost reduction initiatives noted above.  As of December 31, 2002, the restructuring was complete, and therefore no accruals were necessary.

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Henry Building Products Division	Resin Technology Division	Total
2002
Net sales	$177,453,819	$23,353,009	$200,806,828
Gross profit	57,544,293	5,008,145	62,552,438
Operating income	9,766,842	921,135	10,687,977
Depreciation and amortization	5,056,396	168,705	5,225,101
Cumulative effect of change in accounting principle	(19,686,055)	—	(19,686,055)
Total assets	76,435,507	15,199,978	91,635,485
Capital expenditures	2,079,395	126,754	2,206,149

2001
Net sales	$169,715,332	$22,132,860	$191,848,192
Gross profit	48,868,768	4,506,093	53,374,861
Operating income	2,116,708	779,839	2,896,547
Depreciation and amortization	7,126,923	187,725	7,314,648
Total assets	97,469,792	13,429,469	110,899,261
Capital expenditures	1,232,511	125,495	1,358,006

2000
Net sales	$169,479,365	$22,033,865	$191,513,230
Gross profit	44,330,136	3,916,938	48,247,074
Operating income (loss)	(2,054,982)	422,296	(1,632,686)
Depreciation and amortization	7,424,855	166,043	7,590,898
Total assets	112,346,023	12,941,546	125,287,569
Capital expenditures	2,755,164	297,286	3,052,450

The Company is domiciled in the United States with foreign operations based in Canada.  Summarized geographic data related to the Company’s operations for 2000, 2001 and 2002 are as follows:

	Net Sales	Long-Lived Assets
2002
United States	$166,017,612	$36,674,077
Canada	34,789,216	5,250,788
Total	$200,806,828	$41,924,865
2001
United States	$158,919,033	$59,583,273
Canada	32,929,159	7,515,720
Total	$191,848,192	$67,098,993
2000
United States	$158,691,494	$62,725,434
Canada	32,821,736	8,478,534
Total	$191,513,230	$71,203,968

15. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$232,030	$781,072	—	$1,013,102
Accounts receivable, net	25,020,552	3,070,661	—	28,091,213
Inventories, net	11,897,343	4,012,266	—	15,909,609
Receivables from affiliate	5,413,959	2,180,799	$(7,313,396)	281,362
Notes receivable	29,144	—	—	29,144
Prepaid expenses and other current assets	2,064,620	199,785	—	2,264,405
Income tax receivable	595,564	149,955	—	745,519
Deferred income taxes	1,298,309	77,957	—	1,376,266
Total current assets	46,551,521	10,472,495	(7,313,396)	49,710,620
Property and equipment, net	22,362,029	5,250,788	—	27,612,817
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,218,204	—	—	2,218,204
Other intangibles	3,763,007	—	—	3,763,007
Notes receivable	460,451	—	—	460,451
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,208,918	—	—	5,208,918
Other assets	798,396	—	—	798,396

Total assets	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$4,218,189	$1,313,826	—	$5,532,015
Accrued expenses	12,168,592	1,477,760	—	13,646,352
Intercompany payables	2,180,799	5,132,597	$(7,313,396)	—
Income taxes payables	—	342,252	—	342,252
Notes payable, current portion	625,572	—	—	625,572
Borrowings under line of credit	2,978,168	—	—	2,978,168
Total current liabilities	22,171,320	8,266,435	(7,313,396)	23,124,359
Notes payable	2,769,566	—	—	2,769,566
Environmental reserve	3,177,015	—	—	3,177,015
Deferred income taxes	4,284,269	1,614,843	—	5,899,112
Deferred warranty revenue	2,372,460	270,941	—	2,643,401
Deferred compensation	1,358,624	—	—	1,358,624
Senior notes	81,250,000	—	—	81,250,000
Total liabilities	117,383,254	10,152,219	(7,313,396)	120,222,077
Redeemable convertible preferred stock	2,264,000	—	—	2,264,000
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,019,741	—	—	2,019,741
Cumulative translation adjustment	—	(1,514,609)	588,000	(926,609)
Accumulated deficit	(34,567,748)	(108,729)	(1,958,327)	(36,634,804)
Total shareholders’ equity (deficit)	(27,856,927)	5,571,064	(8,564,729)	(30,850,592)
Total liabilities and shareholders’ equity (deficit)	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$175,851,784	$34,789,216	$(9,834,172)	$200,806,828
Cost of sales	121,422,697	26,665,865	(9,834,172)	138,254,390
Gross profit	54,429,087	8,123,351	—	62,552,438
Operating expenses:
Selling, general and administrative	44,168,119	6,953,813	—	51,121,932
Amortization of intangibles	742,529	—	—	742,529
Operating income	9,518,439	1,169,538	—	10,687,977
Other expense (income):
Interest expense	9,496,447	199,479	—	9,695,926
Interest and other income, net	(107,321)	—	—	(107,321)
Income before provision (benefit) for income taxes and change in accounting principle	129,313	970,059	—	1,099,372
Provision (benefit) for income taxes	(588,992)	376,184	—	(212,808)
Net income before cumulative effect of change in accounting principle	718,305	593,875	—	1,312,180
Cumulative effect of change in accounting principle	(17,443,217)	(2,242,838)	—	(19,686,055)
Net loss	$(16,724,912)	$(1,648,963)	—	$(18,373,875)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash provided by operating activities	$5,378,159	$915,416	—	$6,293,575
Cash flows from investing activities:
Capital expenditures	(1,748,745)	(457,404)	—	(2,206,149)
Proceeds from the disposal of property and equipment	120,969	3,518	—	124,487
Net cash used in investing activities	(1,627,776)	(453,886)	—	(2,081,662)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	(3,025,276)	(125,075)	—	(3,150,351)
Repayments under notes payable agreements	(623,496)	—	—	(623,496)
Borrowings under notes payable agreements	100,000	—	—	100,000
Decrease in book overdraft	(1,389,858)	—	—	(1,389,858)
Cash surrender value life insurance	1,379,763	—	—	1,379,763
Net cash used in financing activities	(3,558,867)	(125,075)	—	(3,683,942)
Effect of changes in exchange rate on cash and cash equivalents	—	59,436	—	59,436
Net increase in cash and cash equivalents	191,516	395,891	—	587,407
Cash and cash equivalents, beginning of year	40,514	385,181	—	425,695
Cash and cash equivalents, end of year	$232,030	$781,072	—	$1,013,102

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$40,514	$385,181	—	$425,695
Accounts receivable, net	20,424,397	3,219,264	—	23,643,661
Inventories, net	10,352,068	2,908,782	—	13,260,850
Receivables from affiliate	7,309,244	1,264,529	$(7,097,626)	1,476,147
Notes receivable	42,849	—	—	42,849
Prepaid expenses and other current assets	1,280,657	112,746	—	1,393,403
Income tax receivable	318,175	2,098,361	—	2,416,536
Deferred income taxes	1,097,153	43,974	—	1,141,127
Total current assets	40,865,057	10,032,837	(7,097,626)	43,800,268
Property and equipment, net	24,970,912	5,305,948	—	30,276,860
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	3,597,967	—	—	3,597,967
Intangibles, net	21,948,753	2,209,772	—	24,158,525
Notes receivable	113,315	—	—	113,315
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,995,008	—	—	5,995,008
Other assets	1,094,246	—	—	1,094,246

Total assets	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$3,663,079	$1,179,125	—	$4,842,204
Accrued expenses	8,828,794	1,230,211	—	10,059,005
Book overdrafts	1,389,858	—	—	1,389,858
Intercompany payables	1,264,529	5,833,097	$(7,097,626)	—
Income taxes payables	—	339,228	—	339,228
Notes payable, current portion	523,495	—	—	523,495
Borrowings under line of credit	6,003,444	125,075	—	6,128,519
Total current liabilities	21,673,199	8,706,736	(7,097,626)	23,282,309
Notes payable	3,395,139	—	—	3,395,139
Environmental reserve	3,241,144	—	—	3,241,144
Deferred income taxes	5,086,039	1,582,985	—	6,669,024
Deferred warranty revenue	2,332,439	183,790	—	2,516,229
Deferred compensation	903,114	—	—	903,114
Senior notes	81,250,000	—	—	81,250,000
Total liabilities	117,881,074	10,473,511	(7,097,626)	121,256,959
Redeemable convertible preferred stock	2,082,773	—	—	2,082,773
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,200,968	—	—	2,200,968
Cumulative translation adjustment	—	(1,659,590)	588,000	(1,071,590)
Accumulated (deficit) retained earnings	(17,842,836)	1,540,234	(1,958,327)	(18,260,929)
Total shareholders’ equity (deficit)	(10,950,788)	7,075,046	(8,564,729)	(12,440,471)
Total liabilities and shareholders’ equity (deficit)	$109,013,059	$17,548,557	$(15,662,355)	$110,899,261

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$167,300,883	$32,929,159	$(8,381,850)	$191,848,192
Cost of sales	121,629,864	25,225,317	(8,381,850)	138,473,331
Gross profit	45,671,019	7,703,842	—	53,374,861
Operating expenses:
Selling, general and administrative	41,710,397	5,674,250	—	47,384,647
Restructuring charges	568,808	—	—	568,808
Amortization of intangibles	2,408,483	116,376	—	2,524,859
Operating income	983,331	1,913,216	—	2,896,547
Other expense (income):
Interest expense	9,850,981	208,627	—	10,059,608
Interest and other income, net	(191,023)	—	—	(191,023)
Income (loss) before benefit for income taxes	(8,676,627)	1,704,589	—	(6,972,038)
Benefit for income taxes	(863,513)	(770,293)	—	(1,633,806)
Net income (loss)	$(7,813,114)	$2,474,882	—	$(5,338,232)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash provided by operating activities	$1,921,652	$4,585,526	—	$6,507,178
Cash flows from investing activities:
Capital expenditures	(1,104,091)	(253,915)	—	(1,358,006)
Proceeds from the disposal of property and equipment	29,073	3,228	—	32,301
Net cash used in investing activities	(1,075,018)	(250,687)	—	(1,325,705)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	(3,814,543)	(3,511,032)	—	(7,325,575)
Repayments under notes payable agreements	(97,580)	—	—	(97,580)
Borrowings under notes payable agreements	3,500,000	—	—	3,500,000
Decrease in book overdraft	(2,777,690)	(348,731)	—	(3,126,421)
Cash surrender value life insurance	1,489,417	—	—	1,489,417
Purchase of Series B Senior Notes	(150,000)	—	—	(150,000)
Net cash used in financing activities	(1,850,396)	(3,859,763)	—	(5,710,159)
Effect of changes in exchange rate on cash and cash equivalents	—	(91,734)	—	(91,734)
Net increase (decrease) in cash and cash equivalents	(1,003,762)	383,342	—	(620,420)
Cash and cash equivalents, beginning of year	1,044,276	1,839	—	1,046,115
Cash and cash equivalents, end of year	$40,514	$385,181	—	$425,695

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$167,907,454	$32,821,736	$(9,215,960)	$191,513,230
Cost of sales	126,184,981	26,297,135	(9,215,960)	143,266,156
Gross profit	41,722,473	6,524,601	—	48,247,074
Operating expenses:
Selling, general and administrative	39,008,174	7,586,654	—	46,594,828
Restructuring charges	735,127	—	—	735,127
Amortization of intangibles	2,427,624	122,181	—	2,549,805
Operating loss	(448,452)	(1,184,234)	—	(1,632,686)
Other expense (income):
Interest expense	9,574,463	314,862	—	9,889,325
Interest and other income, net	(260,524)	—	—	(260,524)
Loss before income taxes	(9,762,391)	(1,499,096)	—	(11,261,487)
Provision (benefit) for income taxes	(5,025,922)	430,009	—	(4,595,913)
Net loss	$(4,736,469)	$(1,929,105)	—	$(6,665,574)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2000

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash used in operating activities	$(9,459,343)	$(654,718)	$—	$(10,114,061)
Cash flows from investing activities:
Capital expenditures	(2,365,940)	(686,510)	—	(3,052,450)
Proceeds from the disposal of property and equipment	40,217	—	—	40,217
Proceeds from sale of investment	204,423	—	—	204,423
Investment in affiliate	7,080	—	—	7,080
Net cash used in investing activities	(2,114,220)	(686,510)	—	(2,800,730)
Cash flows from financing activities:
Net borrowings under line-of-credit agreements	9,680,790	1,143,467	—	10,824,257
Repayments under notes payable agreements	(70,641)	(54,353)	—	(124,994)
Increase in book overdrafts	3,071,548	330,605	—	3,402,153
Cash surrender value of life insurance	(746,996)	—	—	(746,996)
Net cash provided by financing activities	11,934,701	1,419,719	—	13,354,420
Effect of changes in exchange rate on cash	—	(78,558)	—	(78,558)
Net increase (decrease) in cash and cash equivalents	361,138	(67)	—	361,071
Cash and cash equivalents, beginning of year	683,138	1,906	—	685,044
Cash and cash equivalents, end of year	$1,044,276	$1,839	—	$1,046,115

The accompanying notes are an integral part of these consolidated financial statements.

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In thousands)

	Balance at Beginning of Year	Provision	Deductions From Reserves	Balance at End of Year
2002
Allowance for doubtful accounts	$2,760.6	$704.5	$(1,134.9)	$2,330.2
Inventory reserve	$250.0	$158.0	$(158.0)	$250.0
2001
Allowance for doubtful accounts	$2,044.2	$2,050.6	$(1,334.2)	$2,760.6
Inventory reserve	$—	$1,217.7	$(967.7)	$250.0
2000
Allowance for doubtful accounts	$1,027.8	$1,555.9	$(539.5)	$2,044.2
Inventory reserve	$—	$51.6	$(51.6)	$—

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

Name	Title	Date
William H. Baribault	President, Chief Operating Officer and Director	March 31, 2003

Jeffrey A. Wahba	Chief Financial Officer, Secretary and Director	March 31, 2003

Gary T. Spence	Corporate Controller	March 31, 2003

Joseph T. Mooney Jr.	Director	March 31, 2003

Paul H. Beemer	Director	March 31, 2003

Frederick H. Muhs	Director	March 31, 2003

Carol F. Henry	Director	March 31, 2003

Terrill M. Gloege	Director	March 31, 2003

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY CHIEF EXECUTIVE OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Warner Henry, certify that:

1.             I have reviewed this annual report on Form 10-K of Henry Company;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls  and procedures based on our evaluation as of the Evaluation Date.

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

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Warner Henry

Warner Henry
Chief Executive Officer
March 31, 2003

STATEMENT PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 BY CHIEF FINANCIAL OFFICER REGARDING FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Jeffrey Wahba, certify that:

1.             I have reviewed this annual report on Form 10-K of Henry Company;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls  and procedures based on our evaluation as of the Evaluation Date.

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

6.                                       The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey A. Wahba

Jeffrey A. Wahba
Chief Financial Officer
March 31, 2003

HENRY COMPANY

INDEX TO EXHIBITS

Exhibit Number	Description

3.1*	Certificate of Amendment and Restatement of Articles of Incorporation of Henry Company
3.2*	Bylaws of Henry Company
4.1*	Indenture dated as of April 22, 1998 between the Company, each of the guarantors named therein and U.S. Trust Company of California, N.A., as Trustee, including forms of Senior Notes
4.2*	Registration Rights Agreement dated as of April 22, 1998 by and among the Company, each of the Guarantors named therein and BT Alex.Brown Incorporated as Initial Purchaser
10.1**	Amended Credit Facility dated August 2001.
10.2*	Administrative Services Agreement, dated as of January 1, 1998, between Henry Company and Central Coast Wine Company dba The Henry Wine Group
10.3*	Lease, dated September 5, 1996, between Warner Wheeler Henry Living Trust and Henry Family Trust B and Henry Company
10.3*	Ground Lease, dated September 5, 1996, between Warner Wheeler Henry Living Trust and Henry Family Trust B and Henry Company
10.4*	Ground Lease, dated April 30, 1976, (as extended on December 11, 1996) between The Warner W. Henry Family Trust, the Declaration of Trust for Dorothy H. Floyd and The W.W. Henry Company.
10.5*	Machinery Lease, dated August 1, 1958 and Amendment to Machinery Lease, dated August 1, 1968, between Warner White Henry and The W.W. Henry Company
10.6*	Lease, dated February 27, 1992, between Alamo Development Company and Henry Company
10.7*	Lease Agreement and Addendum to Lease Agreement dated December 23, 1994, by and between Seaboard Supply Co. and Monsey Products Co.
10.8*	Warrant Agreement between Henry Company and the Warner W. Henry Living Trust dated as of October 1, 1997
10.9*	Convertible Preferred Stock Purchase Agreement between Henry Company and Joseph T. Mooney, Jr. dated as of April 22, 1998
10.10*	Stock Purchase Agreement between Henry Company and Frederick Muhs dated as of April 22, 1998
10.11*	Henry Company Executive Deferral Plan
10.12†	Employment agreement between Henry Company and William H. Baribault, dated August 10, 2001
10.13†	Amended and Restated Employment agreement between Henry Company and James F. Doose, dated August 31, 1988
10.14†	Employment agreement between Henry Company and James Van Pelt, dated March 26, 1999
10.15†	Noncompetition agreement between Henry Company and James Van Pelt, dated March 26, 1999
10.16	Revised Incentive Compensation agreement between Henry Company and Jeffrey A. Wahba, dated December 9, 2002
21.1†	Subsidiaries of the Registrant

*	Incorporated by reference from Registrant’s Statement of Form S–4, filed September 11, 1998 (Registration No. 333–59485).
**	Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000.
†	Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2001.