Form 10-Q
period 2003-03-31
HENRY CO
filed 2003-05-15
CIK 46916

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2003, there were 221,500 shares of the registrant’s common stock and 6,000 shares of Class A Common Stock, no par value outstanding.

By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Quarterly Report pursuant thereto, but has filed all reports as if so required during the preceding 12 months.

HENRY COMPANY

FORM 10-Q

TABLE OF CONTENTS

MARCH 31, 2003

Part I.    Financial information

Item 1.    Financial Statements

HENRY COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,013,102	$110,161
Trade accounts receivable, net of allowance for doubtful accounts of $2,330,194 and $2,509,723 for 2002 and 2003, respectively	28,091,213	29,020,088
Inventories, net	15,909,609	19,403,144
Receivables from affiliate	281,362	254,671
Notes receivable	29,144	22,951
Prepaid expenses and other current assets	2,264,405	1,915,125
Income tax receivable	745,519	690,764
Deferred income taxes	1,376,266	1,379,637
Total current assets	49,710,620	52,796,541

Property and equipment, net	27,612,817	27,336,826
Cash surrender value of life insurance, net	2,218,204	2,098,204
Intangibles, net	3,763,007	3,577,376
Notes receivable	460,451	460,451
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	5,208,918	5,564,107
Other assets	798,396	758,219
Total assets	$91,635,485	$94,454,796

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$5,532,015	$8,549,065
Accrued expenses	13,646,352	11,963,220
Book overdrafts	—	1,266,047
Income taxes payable	342,252	357,048
Notes payable, current portion	625,572	626,119
Borrowings under lines of credit	2,978,168	4,276,875

Total current liabilities	23,124,359	27,038,374

Notes payable	2,769,566	2,349,828
Environmental reserve	3,177,015	3,166,956
Deferred income taxes	5,899,112	5,968,923
Deferred warranty revenue	2,643,401	2,767,743
Deferred compensation	1,358,624	1,272,505
Series B Senior Notes	81,250,000	81,250,000
Total liabilities	120,222,077	123,814,329

Commitments and contingencies (see note 8)
Redeemable convertible preferred stock	2,264,000	2,312,750

Shareholders’ deficit:
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,019,741	1,970,991
Cumulative translation adjustment	(926,609)	(692,161)
Accumulated deficit	(36,634,804)	(37,642,193)
Total shareholders’ deficit	(30,850,592)	(31,672,283)

Total liabilities and shareholders’ deficit	$91,635,485	$94,454,796

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2002	2003
Net sales	$35,960,976	$45,552,165
Cost of sales	25,892,610	32,733,645

Gross profit	10,068,366	12,818,520
Operating expenses:
Selling, general and administrative	10,423,394	11,876,436
Amortization of intangibles	258,258	185,631

Operating income (loss)	(613,286)	756,453
Other expense (income):
Interest expense	2,193,060	2,219,516
Interest and other income, net	(24,445)	(32,107)

Loss before benefit for income taxes	(2,781,901)	(1,430,956)
Benefit for income taxes	(983,418)	(423,567)

Net loss	$(1,798,483)	$(1,007,389)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Issued Shares	Amount

Balance, December 31, 2002	227,500	$4,691,080	$2,019,741	$(926,609)	$(36,634,804)	$(30,850,592)
Accretion on redeemable convertible preferred stock	—	—	(48,750)	—	—	(48,750)
Comprehensive income (loss):
Net loss	—	—	—	—	(1,007,389)	(1,007,389)
Other comprehensive income:
Change in cumulative translation adjustment	—	—	—	234,448	—	234,448

Total comprehensive loss	—	—	—	—	—	(772,941)

Balance, March 31, 2003	227,500	$4,691,080	$1,970,991	$(692,161)	$(37,642,193)	$(31,672,283)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2003

(UNAUDITED)

	2002	2003
Cash flows from operating activities:
Net loss	$(1,798,483)	$(1,007,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,060,680	1,051,458
Provision for doubtful accounts	43,291	179,529
Provision for slow moving inventory	(120,587)	288,365
Deferred income taxes	(1,235,734)	(288,749)
Noncompetition and goodwill amortization	258,258	185,631
Gain on disposal of property and equipment	—	(830)
Changes in operating assets and liabilities:
Accounts receivable	2,281,967	(1,108,404)
Inventories	(5,141,147)	(3,781,900)
Receivables from affiliates	408,039	26,691
Notes receivable	29,535	6,193
Other assets	274,963	389,457
Income tax receivable	487,435	54,755
Accounts payable and accrued expenses	2,798,064	1,338,655
Deferred warranty revenue	(63,292)	124,342
Deferred compensation	44,818	(86,119)

Net cash used in operating activities	(672,193)	(2,628,315)

Cash flows from investing activities:
Capital expenditures	(581,428)	(552,893)
Proceeds from the disposal of property and equipment	—	1,420
Net cash used in investing activities	(581,428)	(551,473)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	112,232	1,298,707
Repayments under notes payable agreements	(55,689)	(419,191)
Increase in book overdrafts	753,181	1,266,047
Cash surrender value of life insurance	65,373	120,000

Net cash provided by financing activities	875,097	2,265,563

Effect of exchange rate changes on cash and cash equivalents	(4,622)	11,284

Net decrease in cash and cash equivalents	(383,146)	(902,941)

Cash and cash equivalents, beginning of period	425,695	1,013,102

Cash and cash equivalents, end of period	$42,549	$110,161

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited consolidated financial statements of Henry Company, a California corporation (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The accompanying consolidated financial statements for the three month periods ended March 31, 2002 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with quarterly reporting guidelines of the SEC. The year-end balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the year ended December 31, 2002 as included in the Company’s Annual Report on Form 10-K. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full fiscal year.

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

2.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement were effective at the beginning of fiscal year 2003.   The adoption of this Statement did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 were effective beginning in fiscal year 2003.  All other provisions were effective after May 15, 2002. The adoption of this Statement did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of this Interpretation as disclosed in the footnotes to the consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

The Company is currently reviewing the requirements of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial position, results of operations, and cash flows when effective.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” was released.  EITF Issue No. 02-16 addressed how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF issue No. 02-16 were effective for new arrangements entered after December 31, 2002.  The Company’s adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003.  The adoption of this Interpretation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

3. INVENTORIES:

Inventories consist of the following:

	December 31, 2002	March 31, 2003
Raw materials	$8,123,137	$8,989,280
Finished goods	8,036,472	10,952,229
Total gross inventory	16,159,609	19,941,509
Reserve for slow moving inventory	(250,000)	(538,365)
	$15,909,609	$19,403,144

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2002	March 31, 2003
Buildings	$14,478,008	$14,646,577
Machinery and equipment	29,024,564	29,335,695
Office furniture and equipment	8,713,856	8,729,965
Automotive equipment	1,087,381	1,073,668
Leasehold improvements	3,003,151	3,003,151
Other assets	510,346	540,253

	56,817,306	57,329,309
Less, accumulated depreciation and amortization	(32,965,029)	(34,167,344)

	23,852,277	23,161,965
Land	3,180,755	3,210,940
Construction-in-progress	579,785	963,921

	$27,612,817	$27,336,826

5. GOODWILL AND INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS:

The Company adopted SFAS No. 142 effective at the beginning of fiscal 2002 and as a result, the Company ceased amortization of goodwill as of that date.  SFAS No. 142 also changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach.  Although the application of this standard did not change management’s evaluation of the Company’s other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of approximate $19.7 million, primarily related to goodwill from the Monsey Bakor acquisition. The impairment on goodwill of approximately $19.7 million reduced the goodwill balance to zero, as of December 31, 2002.  The impairment was estimated based on an independent valuation process that estimated the present value of the separate future cash flows of the U.S. and Canadian operations and was reported as a cumulative effect of change in accounting principle during 2002.

The following table sets forth the Company’s acquired intangible assets, which will continue to be amortized, for the periods ended December 31, 2002 and March 31, 2003:

	December 31, 2002			March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing identifiable intangible assets:
Noncompetition agreements	$4,727,199	$2,414,860	$2,312,339	$4,727,199	$2,534,289	$2,192,910
Financing fees	2,442,000	1,153,712	1,288,288	2,442,000	1,214,100	1,227,900
Tradenames and trademarks	297,283	134,903	162,380	297,283	140,717	156,566
	$7,466,482	$3,703,475	$3,763,007	$7,466,482	$3,889,106	$3,577,376

Amortization expense on acquired intangible assets was $258,258 and $185,631for the three months ended March 31, 2002 and 2003 respectively.  The weighted-average amortization periods for identifiable intangible assets were 11 years for noncompetition agreements, 10 years for financing fees and 13 years for tradenames and trademarks.  Based on current information, estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years, starting in 2003, is expected to be $742,529, $742,529, $658,501, $650,862 and $650,862, respectively.

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

Long-term debt consists of the following at March 31, 2003:

10.0% Series B Senior Notes due 2008	$81,250,000
Various term notes payable to third parties with interest rates ranging from 4.25% to 8.5%, maturing from 2003 to 2013	7,252,822

88,502,822
Less, current maturities	(4,902,994)

$83,599,828

The Company’s Senior Notes are guaranteed by the Company’s United States subsidiary (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 13 for the Guarantor Condensed Consolidating Financial Statements.

In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $ 0.6 million, net of income taxes.  In 2001, the Company repurchased and retired $150,000 of the Senior Notes at face value which resulted in no gain or loss.

In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down.  At March 31, 2003, $2.6 million was outstanding on the term loan. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets.  Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The loan balance outstanding and the remaining availability of credit under the revolver were $4.3 million and $7.6 million, respectively, at March 31, 2003. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. There was no balance outstanding under this revolving line at March 31, 2003.  Availability under the Canadian credit facility was $4.8 million at March 31, 2003.

7. DEFERRED WARRANTY REVENUE:

The Company offers its customers an optional separately purchased warranty program for the commercial roofing systems.  Revenue from the warranty programs is recognized over the warranty periods that range from 5 to 20 years.  Warranty repair expenses under the program are charged to expense as incurred.  A reconciliation of extended warranty programs is as follows:

	12 Months ended December 31, 2002	3 Months ended March 31, 2003
	Dollar Amount of Deferred Warranty Revenue	Dollar Amount of Deferred Warranty Revenue
	Debit/(Credit)	Debit/(Credit)
Balance at the beginning of the period	$(2,516,229)	$(2,643,401)
Warranties issued during the period	(477,672)	(187,910)
Costs incurred during the period	(310,713)	(82,276)
Settlements made during the period	310,713	82,276
Amortization of deferred revenue	350,500	63,568
Balance at the end of the period	$(2,643,401)	$(2,767,743)

8. COMMITMENTS AND CONTINGENCIES

The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2005.  In the opinion of management, the amount guaranteed will not significantly affect the consolidated financial position and operations of the Company.

The Company has issued a standby letter of credit relating to its business insurance and is contingently liable for $1,141,207. The standby letter of credit is in force for the term of the insurance policy, and reflects the current fair value.

9. INCOME TAXES:

The significant components of the benefit for income taxes are as follows:

Three Months Ended March 31, 2003
Deferred:

Federal	$(302,269)
State	(86,211)
Foreign	(35,087)

$(423,567)

The Company’s effective tax rate differs from the federal statutory tax rate for the three months ended March 31, 2003 as follows:

Three Months Ended March 31, 2003
Benefit for income taxes at the federal statutory tax rate	(34.0)%
State taxes, net of federal tax benefit	(5.8)
Foreign income taxes in excess of U.S. statutory rate	0.6
Nondeductible expense	9.6

(29.6)%

The loss before income taxes of the Company’s Canadian operations was $109,309 for the three months ended March 31, 2003.

10.  RELATED PARTY TRANSACTIONS:

Receivables from affiliate represent amounts due from Henry II Company, an affiliated group of companies under common control, and relates to operating advances made to Henry II Company.

At December 31, 1997, Henry Company received a note from Henry II Company for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II, Inc. and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2004. The principal balance of such note was $1.9 million.

During the three-month periods ended March 31, 2002 and 2003, the Company has charged the Henry Wine Group approximately $97,000 each period for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

11.  FINANACIAL INSTRUMENTS AND RISK MANAGEMENT:

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

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 26.0% of gross sales during the three months ended March 31, 2003 and 12.8% of gross sales during the three months ended March 31, 2002 and accounted for approximately 31.7% and 40.0% of accounts receivable at March 31, 2003 and December 31, 2002, respectively.  In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2005.  In the opinion of management, the amount guaranteed will not significantly affect the consolidated financial position and operations of the Company.   In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  During the first year of the agreement, the incremental revenue resulting from the Home Depot agreement exceeded the revenue lost as a result of the loss of Lowes as a customer.  Any deterioration of the Company’s relationship with Home Depot or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse effect on the Company.

12.  SEGMENT AND GEOGRAPHIC INFORMATION:

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2003
	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total
Net sales	$31,492,652	$4,468,324	$35,960,976	$39,393,956	$6,158,209	$45,552,165
Gross profit	9,226,474	841,892	10,068,366	11,636,248	1,182,272	12,818,520
Operating (loss) income	(534,501)	(78,785)	(613,286)	561,892	194,561	756,453
Depreciation and amortization	1,278,437	40,501	1,318,938	1,197,156	39,933	1,237,089
Total assets	99,172,054	13,509,793	112,681,847	78,495,507	15,959,289	94,454,796
Capital expenditures	535,878	45,550	581,428	510,613	42,280	552,893

The Company is domiciled in the United States with foreign operations based in Canada, which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for the three month periods ended March 31, 2002 and 2003 are as follows:

	Net Sales		Long-lived Assets
	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003
United States	$28,998,752	$37,816,956	$59,977,093	$36,198,029
Canada	6,962,224	7,735,209	7,395,781	5,460,226

Total	$35,960,976	$45,552,165	$67,372,874	$41,658,255

13. GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

 CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$108,438	$1,723	—	$110,161
Accounts receivable, net	24,741,332	4,278,756	—	29,020,088
Inventories, net	14,326,035	5,077,109	—	19,403,144
Receivables from affiliate	5,989,443	2,441,844	$(8,176,616)	254,671
Notes receivable	22,951	—	—	22,951
Prepaid expenses and other current assets	1,746,580	168,545	—	1,915,125
Income tax receivable	595,564	95,200	—	690,764
Deferred income taxes	1,298,309	81,328	—	1,379,637

Total current assets	48,828,652	12,144,505	(8,176,616)	52,796,541
Property and equipment, net	21,876,600	5,460,226	—	27,336,826
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,098,204	—	—	2,098,204
Intangibles, net	3,577,376	—	—	3,577,376
Notes receivable	460,451	—	—	460,451
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,564,107	—	—	5,564,107
Other assets	758,219	—	—	758,219

Total assets	$93,591,410	$17,604,731	$(16,741,345)	$94,454,796

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$6,022,172	$2,526,893	—	$8,549,065
Accrued expenses	10,997,582	965,638	—	11,963,220
Book overdrafts	931,076	334,971	—	1,266,047
Intercompany payables	2,441,844	5,734,772	$(8,176,616)	—
Income taxes payable	—	357,048	—	357,048
Notes payable, current portion	626,119	—	—	626,119
Borrowings under line of credit	4,276,875	—	—	4,276,875

Total current liabilities	25,295,668	9,919,322	(8,176,616)	27,038,374

Notes payable	2,349,828	—	—	2,349,828
Environmental reserve	3,166,956	—	—	3,166,956
Deferred income taxes	4,284,269	1,684,654	—	5,968,923
Deferred warranty revenue	2,498,278	269,465	—	2,767,743
Deferred compensation	1,272,505	—	—	1,272,505
Series B Senior Notes	81,250,000	—	—	81,250,000

Total liabilities	120,117,504	11,873,441	(8,176,616)	123,814,329

Redeemable convertible preferred stock	2,312,750	—	—	2,312,750

Shareholder equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	1,970,991	—	—	1,970,991
Cumulative translation adjustment	—	(1,280,161)	588,000	(692,161)
Accumulated deficit	(35,500,915)	(182,951)	(1,958,327)	(37,642,193)

Total shareholders’ equity (deficit)	(28,838,844)	5,731,290	(8,564,729)	(31,672,283)

Total liabilities and shareholders’ equity (deficit)	$93,591,410	$17,604,731	$(16,741,345)	$94,454,796

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$40,410,738	$7,735,209	$(2,593,782)	$45,552,165
Cost of sales	29,184,608	6,142,819	(2,593,782)	32,733,645

Gross profit	11,226,130	1,592,390	—	12,818,520
Operating expenses:
Selling, general and administrative	10,205,062	1,671,374	—	11,876,436
Amortization of intangibles	185,631	—	—	185,631

Operating income (loss)	835,437	(78,984)	—	756,453
Other expense (income):
Interest expense	2,189,191	30,325	—	2,219,516
Interest and other income, net	(32,107)	—	—	(32,107)

Loss before benefit for income taxes	(1,321,647)	(109,309)	—	(1,430,956)
Benefit for income taxes	(388,480)	(35,087)	—	(423,567)

Net loss	$(933,167)	$(74,222)	—	$(1,007,389)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash used in operating activities	$(1,628,258)	$(1,000,057)	—	$(2,628,315)

Cash flows from investing activities:
Capital expenditures	(427,346)	(125,547)	—	(552,893)
Proceeds from the disposal of property and equipment	1,420	—	—	1,420
Net cash used in investing activities	(425,926)	(125,547)	—	(551,473)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	1,298,707	—	—	1,298,707
Net repayments under notes payable agreements	(419,191)	—	—	(419,191)
Increase in book overdrafts	931,076	334,971	—	1,266,047
Cash surrender value of life insurance	120,000	—	—	120,000

Net cash provided by financing activities	1,930,592	334,971	—	2,265,563

Effect of changes in exchange rate on cash and cash equivalents	—	11,284	—	11,284

Net decrease in cash and cash equivalents	(123,592)	(779,349)	—	(902,941)
Cash and cash equivalents, beginning of year	232,030	781,072	—	1,013,102

Cash and cash equivalents, end of period	$108,438	$1,723	—	$110,161

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$232,030	$781,072	—	$1,013,102
Accounts receivable, net	25,020,552	3,070,661	—	28,091,213
Inventories, net	11,897,343	4,012,266	—	15,909,609
Receivables from affiliate	5,413,959	2,180,799	$(7,313,396)	281,362
Notes receivable	29,144	—	—	29,144
Prepaid expenses and other current assets	2,064,620	199,785	—	2,264,405
Income tax receivable	595,564	149,955	—	745,519
Deferred income taxes	1,298,309	77,957	—	1,376,266
Total current assets	46,551,521	10,472,495	(7,313,396)	49,710,620
Property and equipment, net	22,362,029	5,250,788	—	27,612,817
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,218,204	—	—	2,218,204
Other intangibles	3,763,007	—	—	3,763,007
Notes receivable	460,451	—	—	460,451
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,208,918	—	—	5,208,918
Other assets	798,396	—	—	798,396

Total assets	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$4,218,189	$1,313,826	—	$5,532,015
Accrued expenses	12,168,592	1,477,760	—	13,646,352
Intercompany payables	2,180,799	5,132,597	$(7,313,396)	—
Income taxes payables	—	342,252	—	342,252
Notes payable, current portion	625,572	—	—	625,572
Borrowings under line of credit	2,978,168	—	—	2,978,168
Total current liabilities	22,171,320	8,266,435	(7,313,396)	23,124,359
Notes payable	2,769,566	—	—	2,769,566
Environmental reserve	3,177,015	—	—	3,177,015
Deferred income taxes	4,284,269	1,614,843	—	5,899,112
Deferred warranty revenue	2,372,460	270,941	—	2,643,401
Deferred compensation	1,358,624	—	—	1,358,624
Series B Senior Notes	81,250,000	—	—	81,250,000
Total liabilities	117,383,254	10,152,219	(7,313,396)	120,222,077
Redeemable convertible preferred stock	2,264,000	—	—	2,264,000
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,019,741	—	—	2,019,741
Cumulative translation adjustment	—	(1,514,609)	588,000	(926,609)
Accumulated deficit	(34,567,748)	(108,729)	(1,958,327)	(36,634,804)
Total shareholders’ equity (deficit)	(27,856,927)	5,571,064	(8,564,729)	(30,850,592)
Total liabilities and shareholders’ equity (deficit)	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net sales	$31,225,106	$6,962,224	$(2,226,354)	$35,960,976
Cost of sales	22,585,298	5,533,666	(2,226,354)	25,892,610

Gross profit	8,639,808	1,428,558	—	10,068,366
Operating expenses:
Selling, general and administrative	8,872,481	1,550,913	—	10,423,394
Amortization of intangibles	258,258	—	—	258,258

Operating loss	(490,931)	(122,355)	—	(613,286)
Other expense (income):
Interest expense	2,176,743	16,317	—	2,193,060
Interest and other income, net	(24,445)	—	—	(24,445)

Loss before benefit for income taxes	(2,643,229)	(138,672)	—	(2,781,901)
Benefit for income taxes	(934,900)	(48,518)	—	(983,418)

Net loss	$(1,708,329)	$(90,154)	—	$(1,798,483)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
Net cash provided by (used in) operating activities	$3,496,456	$(4,168,649)	—	$(672,193)

Cash flows from investing activities:
Capital expenditures	(563,206)	(18,222)	—	(581,428)

Net cash used in investing activities	(563,206)	(18,222)	—	(581,428)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	(3,075,150)	3,187,382	—	112,232
Net repayments under notes payable agreements	(55,689)	—	—	(55,689)
Increase in book overdrafts	132,616	620,565	—	753,181
Cash surrender value of life insurance	65,373	—	—	65,373

Net cash provided by (used in) financing activities	(2,932,850)	3,807,947	—	875,097

Effect of changes in exchange rate on cash and cash equivalents	—	(4,622)	—	(4,622)

Net increase (decrease) in cash and cash equivalents	400	(383,546)	—	(383,146)
Cash and cash equivalents, beginning of year	40,514	385,181	—	425,695

Cash and cash equivalents, end of period	$40,914	$1,635	—	$42,549

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

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto. This discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended March 31 ($ in millions)
	2002	% of sales	2003	% of sales
Net sales	$36.0	100.0%	$45.6	100.0%
Cost of sales	25.9	71.9%	32.7	71.7%

Gross Profit	10.1	28.1%	12.8	28.1%
Operating expenses:
Selling, general and administrative	10.4	28.9%	11.9	26.1%
Amortization of intangibles	0.3	0.8%	0.2	0.4%

Operating income (loss)	(0.6)	(1.7)%	0.8	1.8%
Interest expense	2.2	6.1%	2.2	4.8%
Interest and other income, net	—	—	—	—

Loss before benefit for income taxes	(2.8)	(7.8)%	(1.4)	(3.1)%
Benefit for income taxes	(1.0)	(2.8)%	(0.4)	(0.9)%

Net loss	$(1.8)	(5.0)%	$(1.0)	(2.2)%

FOR THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

NET SALES. The Company’s net sales increased to $45.6 million for the three months ended March 31, 2003, an increase of $9.6 million, or 26.7%, from $36.0 million for the three months ended March 31, 2002. The increase was primarily due to increased retail and commercial sales in the Building Products Division in part aided by favorable weather conditions in certain geographic regions of the country.  Further, the Company lost its second largest account in January 2002. The loss of this account and weather factors led to a  9.1% decline in net sales for  the quarter ending March 31, 2002 compared to the quarter ending March 31, 2001. The decrease in sales resulting from the Company losing its second largest account was offset by sales obtained from other accounts beginning during the second quarter of 2002.

GROSS PROFIT. The Company’s gross profit increased to $12.8 million for the three months ended March 31, 2003, an increase of $2.7 million, or 26.7%, from $10.1 million from the three months ended March 31, 2002. The increase in gross profit was due to the increase in sales, as gross profit as a percentage of net sales remained constant at 28.1% for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $11.9 million for the three months ended March 31, 2003, an increase of $1.5 million, or 14.4%, from $10.4 million for the three months ended March 31, 2002. The increase was primarily due to a higher level of sales.  Selling, general and administrative expenses as a percentage of sales decreased to 26.1% for the three months ended March 31, 2003 from 28.9% for the three months ended March 31, 2002 primarily due to the fixed nature of certain selling, general and administrative expenses.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased to $0.2 million for the three months ended March 31, 2003 from $0.3 million for the three months ended March 31, 2002.   Amortization expense is consistent with prior year, and is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company’s operating income increased to $0.8 million for the three months ended March 31, 2003, an increase of $1.4 million from a loss of $0.6 million for the three months ended March 31, 2002. The increase of $1.4 million was primarily attributable to higher sales, stable gross margins, and a decrease in selling, general and administrative expenses as a percentage of sales.

INTEREST EXPENSE. Interest expense was $2.2 million for both the three month periods ended March 31, 2003 and 2002. Interest expense relates primarily to the Company's Senior Notes.

BENEFIT FOR INCOME TAXES. The benefit for income taxes decreased to $0.4 million for the three months ended March 31, 2003 from a benefit for income taxes of $1.0 million for the three months ended March 31, 2002. The decrease is primarily related to the Company’s reduced loss before benefit for income taxes for the three months ended March 31, 2003.

NET LOSS.  The net loss decreased to $1.0 million for the three months ended March 31, 2003, a decrease of $0.8 million, or 44.4% from a loss of $1.8 million for the three months ended March 31, 2002, primarily due to the factors noted above.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. Henry Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The loan balance outstanding and the remaining availability of credit under the revolver were $4.3 million and $7.6 million respectively, at March 31, 2003. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations.  There was no balance outstanding under this revolving line at March 31, 2003.  Availability under the Canadian credit facility was $4.8 million at March 31, 2003.

The Company believes that cash from operations and fundings on its bank lines of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company’s anticipated working capital, capital expenditure, debt service or other financing requirements or that the Company will not require additional financing within this time frame.  Additionally, refer to footnote 8 "Commitments and Contingencies" for other risk factors that could affect the Company.

Cash flows for the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

The Company’s net cash used in operations was $2.6 million for the three months ended March 31, 2003 compared to $0.7 million for the three months ended March 31, 2002.  The increase in cash used in operations was primarily attributable to an increase in inventories and receivables and a smaller increase in payables, partially offset by a smaller net loss.  Cash flows used in investing activities were $0.6 million for each of the three month periods ended March 31, 2003 and 2002. Cash flows used in investing activities consist primarily of capital expenditures in each of the three month periods ended March 31, 2003. Cash from financing activities during the three months ended March 31, 2003 and the three months ended March 31, 2002 was $2.3 million and $0.9 million, respectively. The increase of $1.4 million in the three months ended March 31, 2003 from the three months ended March 31, 2002 was primarily due to increased borrowings under the line of credit agreements and an increase in book overdrafts.

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

EBITDA

EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and non-recurring, non-cash charges, less any cash expended that funds a non-recurring, non-cash charge. While EBITDA should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net loss to EBITDA for the three-month periods ended March 31, 2002 and 2003 is as follows:

	EBITDA
	March 31, 2002	March 31, 2003
	(In thousands)
Net loss	$(1,799)	$(1,007)
Benefit for income taxes	(983)	(424)
Interest expense	2,193	2,220
Depreciation and amortization	1,319	1,237
Adjustment for cash payment of prior accrual for environmental charge	(13)	(10)

EBITDA	$717	$2,016

Recently Issued Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  All provisions of this Statement were effective at the beginning of fiscal year 2003.   The adoption of this Statement did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  The provisions of this Statement related to the rescission of Statement No.4 were effective beginning in fiscal year 2003.  All other provisions were effective after May 15, 2002. The adoption of this Statement did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.  SFAS No. 146 was effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation clarifies the requirements for a guarantor’s accounting for and disclosures of certain guarantees issued and outstanding.  This Interpretation also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.  The disclosure provisions of the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure provisions of this Interpretation as disclosed in the footnotes to the consolidated financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

The Company is currently reviewing the requirements of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The Company is in the process of determining the impact of EITF Issue No. 00-21 on the Company’s financial position, results of operations, and cash flows when effective.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” was released.  EITF Issue No. 02-16 addressed how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF issue No. 02-16 were effective for new arrangements entered after December 31, 2002.  The Company’s adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003.  The adoption of this Interpretation did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

There are many factors that could cause actual results to differ materially from those contained in the forward-looking statements.  These factors include:  (i) the ability to generate sufficient cash flow to service the Company’s debt service and working capital needs; (ii) the ability to achieve future cost savings and revenue growth; (iii) fluctuations in raw material costs; (iv) the absence of inclement weather, (v) adverse changes in the Company’s relationship with its most significant customers, including Home Depot, (vi) the impact of product liability and asbestos litigation, disruptions in asbestos supply (and possible reduction in demand for asbestos-bearing products); (vii) competitive factors; and (viii) changes in general economic conditions or disruption in Middle East oil supply.  Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statement will be contained from time to time in documents filed by the Henry Company with the SEC, including, but not limited to the Company’s reports on Forms 10-Q and 10-K.  Some of these factors are described under the section entitled “Business/Risk Factors” in the Company’s Annual Report on Form 10-K for the year ending December 31, 2002, which are specifically incorporated in this Form 10-Q.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk exposures that affect the quantitative and qualitative disclosures presented in the notes to the Company’s December 31, 2002 audited financial statements and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K.

ITEM 4.                             CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c).  Based upon that evaluation, the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the time period.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequently to the date the Company carried out its evaluation.

Part II.                             Other Information

ITEM 1.                             LEGAL PROCEEDINGS

Incorporated by reference to the Form 10-K as of December 31, 2002, as there have been no significant changes.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None

ITEM 5.                             OTHER INFORMATION

Since the Company does not have securities registered under Section 12 of the Securities Exchange Act of 1934 and is not required to file periodic reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company is not an “issuer” as defined in the Sarbanes-Oxley Act of 2002, and therefore the Company is not filing the written certification statement pursuant to Section 906 of such Act.  The Company files periodic reports with the Securities and Exchange Commission because it is required to do so by the terms of the indenture governing its Senior Notes.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                     Exhibits

None

(b)        Reports on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended March 31, 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:May 15, 2003	HENRY COMPANY

/s/ Jeffrey A. Wahba
	By:	JEFFREY A. WAHBA
	Its:	Vice President, Secretary
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
May 15, 2003

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
May 15, 2003