Form 10-Q
period 2003-06-30
HENRY CO
filed 2003-08-14
CIK 46916

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2003, there were 221,500 shares of the registrant’s common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Quarterly Report pursuant thereto, but has filed all reports as if so required during the preceding 12 months.

HENRY COMPANY
FORM 10-Q
TABLE OF CONTENTS
JUNE 30, 2003

Part I. Financial Information

Item 1.  Financial Statements

HENRY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$1,013,102	$473,547
Trade accounts receivable, net of allowance for doubtful accounts of $2,330,194 and $1,954,374 for 2002 and 2003, respectively	28,091,213	36,468,872
Inventories, net	15,909,609	19,235,024
Receivables from affiliate	281,362	344,013
Notes receivable	29,144	20,822
Prepaid expenses and other current assets	2,264,405	2,495,689
Income tax receivable	745,519	—
Deferred income taxes	1,376,266	1,389,058

Total current assets	49,710,620	60,427,025

Property and equipment, net	27,612,817	27,832,343
Cash surrender value of life insurance, net	2,218,204	1,978,204
Intangibles, net	3,763,007	3,301,743
Notes receivable	460,451	460,451
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	5,208,918	5,564,107
Other assets	798,396	662,983

Total assets	$91,635,485	$102,089,928

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$5,532,015	$8,114,768
Accrued expenses	13,646,352	12,218,974
Book overdrafts	—	1,037,460
Income taxes payable	342,252	1,268,478
Notes payable, current portion	625,572	626,678
Borrowings under lines of credit	2,978,168	11,698,145

Total current liabilities	23,124,359	34,964,503

Notes payable	2,769,566	2,192,945
Environmental reserve	3,177,015	3,142,057
Deferred income taxes	5,899,112	6,164,090
Deferred warranty revenue	2,643,401	2,795,424
Deferred compensation	1,358,624	1,333,064
Series B Senior Notes	81,250,000	78,250,000

Total liabilities	120,222,077	128,842,083

Commitments and contingencies (Note 8)

Redeemable convertible preferred stock	2,264,000	2,361,500

Shareholders’ deficit:
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,019,741	1,922,241
Cumulative translation adjustment	(926,609)	604,981
Accumulated deficit	(36,634,804)	(36,331,957)

Total shareholders’ deficit	(30,850,592)	(29,113,655)

Total liabilities and shareholders’ deficit	$91,635,485	$102,089,928

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003

Net sales	$55,381,237	$56,393,498	$91,342,213	$101,945,663
Cost of sales	38,113,073	39,351,987	64,005,683	72,085,632

Gross profit	17,268,164	17,041,511	27,336,530	29,860,031

Operating expenses:
Selling, general and administrative	13,190,201	12,852,336	23,613,595	24,728,772
Amortization of intangibles	261,292	185,633	519,550	371,264

Operating income	3,816,671	4,003,542	3,203,385	4,759,995
Other expense (income):
Interest expense	2,355,622	2,350,160	4,548,682	4,569,676
Interest and other income, net	(23,800)	(57,172)	(48,245)	(89,279)

Income (loss) before extraordinary item and change in accounting principle	1,484,849	1,710,544	(1,297,052)	279,598

Extraordinary gain related to early extinguishment of debt, net of taxes of $132,000	—	(198,000)	—	(198,000)
Income (loss) before provision (benefit) for income taxes and change in accounting principle	1,484,849	1,908,554	(1,297,052)	477,598

Provision (benefit) for income taxes	597,649	598,318	(385,769)	174,751
Income (loss) before cumulative effect of change in accounting principle	887,200	1,310,236	(911,283)	302,847
Cumulative effect of change in accounting principle	—	—	(19,686,055)	—
Net income (loss)	$887,200	$1,310,236	$(20,597,338)	$302,847

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

			Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total Shareholders’ Deficit
	Common Stock
	Issued Shares	Amount

Balance, December 31, 2002	227,500	$4,691,080	$2,019,741	$(926,609)	$(36,634,804)	$(30,850,592)
Accretion on redeemable convertible preferred stock	—	—	(97,500)	—	—	(97,500)
Comprehensive income:
Net income	—	—	—	—	302,847	302,847
Other comprehensive income:
Change in cumulative translation adjustment	—	—	—	1,531,590	—	1,531,590

Total comprehensive income	—	—	—	—	—	1,834,437

Balance, June 30, 2003	227,500	$4,691,080	$1,922,241	$604,981	$(36,331,957)	$(29,113,655)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2003

(UNAUDITED)

	2002	2003

Cash flows from operating activities:
Net income (loss)	$(20,597,338)	$302,847
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,186,167	2,163,712
Provision for doubtful accounts	(204,268)	(418,744)
Provision for slow moving inventory	—	359,244
Deferred income taxes	(724,167)	(355,189)
Amortization of intangibles	519,550	371,264
Cumulative effect of change in accounting principle	19,686,055	—
(Gain) loss gain on disposal of property and equipment	(3,639)	8,203
Gain on repurchase of Series B 10% Senior Notes	—	(198,000)
Changes in operating assets and liabilities:
Accounts receivable	(9,723,045)	(7,253,420)
Inventories	(4,938,190)	(2,989,148)
Receivables from affiliates	350,671	71,546
Notes receivable	31,942	8,322
Other assets	(222,621)	(51,643)
Income tax receivable	982,461	745,519
Accounts payable and accrued expenses	5,139,751	1,352,558
Deferred warranty revenue	(5,144)	106,503
Deferred compensation	51,373	(25,560)

Net cash used in operating activities	(7,470,442)	(5,801,986)

Cash flows from investing activities:
Capital expenditures	(1,479,750)	(1,569,903)
Proceeds from the disposal of property and equipment	9,400	23,920

Net cash used in investing activities	(1,470,350)	(1,545,983)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	8,302,102	8,599,350
Repayments under notes payable agreements	(312,516)	(575,515)
Borrowings under notes payable agreements	101,017	—
Repurchase of Series B 10% Senior Notes	—	(2,615,833)
(Decrease) increase in book overdrafts	(621,679)	1,034,656
Cash surrender value of life insurance	1,133,137	240,000

Net cash provided by financing activities	8,602,061	6,682,658

Effect of exchange rate changes on cash and cash equivalents	10,215	125,756

Net decrease in cash and cash equivalents	(328,516)	(539,555)

Cash and cash equivalents, beginning of period	425,695	1,013,102

Cash and cash equivalents, end of period	$97,179	$473,547

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited consolidated financial statements of Henry Company, a California corporation (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position and results of operations for the periods presented.  The accompanying consolidated financial statements for the three and six-month periods ended June 30, 2002 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with quarterly reporting guidelines of the SEC. Certain amounts for prior periods were reclassified to conform with current period presentation consistent with the presentation in the 10-K Report. Reclassifications include amounts reported cumulatively in fiscal year 2002 related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as described in Note 5 below. The year-end balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the year ended December 31, 2002 as included in the Company’s Annual Report on Form 10-K. Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year.

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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In March 2003, the consensus of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The adoption of this Statement is not expected to have a significant impact on the Company's financial position, results of operations, or cash flows.

In May 2003, The Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” was released.  EITF Issue No. 02-16 addressed how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF issue No. 02-16 were effective for new arrangements entered into after December 31, 2002.  The Company’s adoption of this guidance did not have a significant impact on the Company’s financial position, into results of operations, or cash flows.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003, and is required to be implemented by no later than the third quarter of 2003.  The Company is currently assessing the impact, if any, that this interpretation will have on the Company’s financial position, results of operations, or cash flows.

3. INVENTORIES:

Inventories consist of the following:

	December 31, 2002	June 30, 2003

Raw materials	$8,123,137	$9,371,602
Finished goods	7,786,472	9,863,422
	$15,909,609	$19,235,024

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2002	June 30, 2003

Buildings	$14,478,008	$15,072,411
Machinery and equipment	29,024,564	30,097,457
Office furniture and equipment	8,713,856	8,817,127
Automotive equipment	1,087,381	889,097
Leasehold improvements	3,003,151	3,040,474
Other assets	510,346	540,253

	56,817,306	58,456,819

Less, accumulated depreciation and amortization	(32,965,029)	(35,556,037)

	23,852,277	22,900,782

Land	3,180,755	3,295,327
Construction-in-progress	579,785	1,636,234

	$27,612,817	$27,832,343

5. GOODWILL AND INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS:

The Company adopted SFAS No. 142 effective at the beginning of fiscal year 2002 and as a result, the Company ceased amortization of goodwill as of that date.  SFAS No. 142 also changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach.  Although the application of this standard did not change management’s evaluation of the Company’s other identifiable intangible assets, the initial application of this statement resulted in an impairment of goodwill of $19.7 million, primarily related to goodwill from the Monsey Bakor acquisition. The impairment of goodwill of $19.7 million reduced the goodwill balance to zero.  The impairment was determined based on an independent valuation process that estimated the present value of the separate future cash flows of the U.S. and Canadian operations and was reported as a cumulative effect of a change in accounting principle during 2002.

The following table sets forth the Company’s acquired intangible assets, which will continue to be amortized, for the fiscal periods ended December 31, 2002 and June 30, 2003:

	December 31, 2002			June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing identifiable intangible assets:
Noncompetition agreements	$4,727,199	$2,414,860	$2,312,339	$4,727,199	$2,653,718	$2,073,481
Financing fees	2,442,000	1,153,712	1,288,288	2,352,000	1,274,489	1,077,511
Tradenames and trademarks	297,283	134,903	162,380	297,283	146,532	150,751
	$7,466,482	$3,703,475	$3,763,007	$7,376,482	$4,074,739	$3,301,743

In June 2003, a $90,000 write-down of deferred financing fees resulted from the Company’s retirement of debt.  Amortization expense on acquired intangible assets was $519,550 and $371,264 for the six-month periods ended June 30, 2002 and 2003, respectively.  The weighted-average amortization periods for identifiable intangible assets are 11 years for noncompetition agreements, 10 years for financing fees and 13 years for tradenames and trademarks.  Based on current information, estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years, starting in 2003, is expected to be $733,216, $723,906, $662,796, $632,239 and $632,239, respectively.

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

Long-term debt consists of the following at June 30, 2003:

10.0% Series B Senior Notes due 2008	$78,250,000
Various term notes payable to third parties and advances under line of credit facilities with interest rates ranging from 4.0% to 8.5%, maturing from 2003 to 2013	14,517,768

92,767,768
Less, current maturities	(12,324,823)

$80,442,945

The Company’s Senior Notes are guaranteed by the Company’s United States subsidiary (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 13 for the Guarantor Condensed Consolidating Financial Statements.

In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $0.6 million, net of income taxes.  In 2001, the Company repurchased and retired $150,000 of the Senior Notes at face value which resulted in no gain or loss.  During the quarter ended June 30, 2003, the Company repurchased and retired $3.0 million of the Senior Notes which resulted in a gain of $0.2 million, net of income taxes.

In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down.  At June 30, 2003, $2.4 million was outstanding on the term loan. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets.  Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The loan balance outstanding and the remaining availability of credit under the revolver were $9.6 million and $11.8 million, respectively, at June 30, 2003. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations. At June 30, 2003, the loan balance outstanding and the remaining availability of credit under the Canadian line were $2.1 million and $3.1 million, respectively.

7. DEFERRED WARRANTY REVENUE:

The Company offers its customers an optional separately purchased warranty program for the commercial roofing systems.  Revenue from the warranty programs is recognized over the warranty periods that range from 5 to 20 years.  Warranty repair expenses under the program are charged to expense as incurred.  A reconciliation of extended warranty programs is as follows:

	12 Months ended December 31, 2002	6 Months ended June 30, 2003
	Dollar Amount of Deferred Warranty Revenue	Dollar Amount of Deferred Warranty Revenue
	Debit/(Credit)	Debit/(Credit)
Balance at the beginning of the period	$(2,516,229)	$(2,643,401)
Warranties issued during the period	(477,672)	(347,759)
Costs incurred during the period	(310,713)	(130,900)
Settlements made during the period	310,713	130,900
Amortization of deferred revenue	350,500	195,736
Balance at the end of the period	$(2,643,401)	$(2,795,424)

8. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.

In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expands the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2005.  In the opinion of management, the amount of any potential payments would not significantly affect the consolidated financial position and operations of the Company.

The Company has issued a standby letter of credit relating to its business insurance and is contingently liable for $1,141,207. The standby letter of credit is in force for the term of the insurance policy, and reflects the current fair value.

9.  INCOME TAXES:

The significant components of the provision for income taxes are as follows:

Six Months Ended June 30, 2003
Current:
Foreign	$291,609

Deferred:
Federal	$(99,753)
State	(17,105)
(116,858)

$174,751

The Company’s effective tax rate differs from the federal statutory tax rate for the six months ended June 30, 2003 as follows:

Six Months Ended June 30, 2003
Provision for income taxes at the federal statutory tax rate	(34.0)%
State taxes, net of federal tax benefit	(5.9)
Foreign income taxes in excess of U.S. statutory rate	(1.0)
Nondeductible expense	(21.6)

(62.5)%

The income before income taxes of the Company’s Canadian operations was $693,968 for the six months ended June 30, 2003.

10.  RELATED PARTY TRANSACTIONS:

Receivables from affiliate represent amounts due from Henry II Company, an affiliated group of companies under common control, and relates to operating advances made to Henry II Company.

At December 31, 1997, Henry Company received a note from Henry II Company for $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II, Inc. and had a net book value of $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2004. The principal balance of such note was $1.9 million at June 30, 2003.

During the six-month periods ended June 30, 2002 and 2003, the Company has charged the Henry II Company approximately $194,000 each period for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

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

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 25.8% of gross sales during the six-month period ended June 30, 2003 and 19.8% of gross sales during the six-month period ended June 30, 2002 and accounted for approximately 27.8% and 40.0% of accounts receivable at June 30, 2003 and December 31, 2002, respectively.

In January 2002, the Company entered into a three-year agreement with Home Depot that significantly expanded the Company’s relationship with Home Depot.  The agreement contains performance targets, which, if not achieved, could trigger a payment from the Company to Home Depot in 2005.  In the opinion of management, the amount of any potential payment would not significantly affect the consolidated financial position and operations of the Company.  In the first quarter of 2002, the Company’s relationship with Lowes, its second largest customer, was terminated.  Since the inception of the agreement, the incremental revenue resulting from the Home Depot agreement has exceeded the revenue lost as a result of the cessation of the relationship with Lowes.  Any deterioration of the Company’s relationship with Home Depot or any failure of Home Depot to purchase and pay for product shipped by the Company to Home Depot could have a material adverse effect on the Company.

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2003
	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total
Net sales	$80,782,771	$10,559,442	$91,342,213	$89,139,749	$12,805,914	$101,945,663
Gross profit	25,212,591	2,123,939	27,336,530	27,364,981	2,495,050	29,860,031
Operating income	2,979,428	223,957	3,203,385	4,298,757	461,238	4,759,995
Depreciation and amortization	2,623,215	82,502	2,705,717	2,455,457	79,519	2,534,976
Cumulative effect of change in accounting principle	(19,686,055)	—	(19,686,055)	—	—	—
Total assets	89,078,694	14,310,350	103,389,044	85,648,528	16,441,400	102,089,928
Capital expenditures	1,398,966	80,784	1,479,750	1,465,862	104,041	1,569,903

The Company is domiciled in the United States with foreign operations based in Canada, which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for the six-month periods ended June 30, 2002 and 2003 are as follows:

	Net Sales		Long-lived Assets
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
United States	$74,540,945	$83,635,420	$40,678,156	$35,636,176
Canada	16,801,268	18,310,243	5,514,879	6,026,727

Total	$91,342,213	$101,945,663	$46,193,035	$41,662,903

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

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2003
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

ASSETS:
Current assets:
Cash and cash equivalents	$471,624	$1,923	—	$473,547
Accounts receivable, net	29,410,407	7,058,465	—	36,468,872
Inventories, net	13,922,655	5,312,369	—	19,235,024
Receivables from affiliate	5,110,477	3,041,885	$(7,808,349)	344,013
Notes receivable	20,822	—	—	20,822
Prepaid expenses and other current assets	2,315,962	179,727	—	2,495,689
Deferred income taxes	1,298,309	90,749	—	1,389,058

Total current assets	52,550,256	15,685,118	(7,808,349)	60,427,025

Property and equipment, net	21,805,616	6,026,727	—	27,832,343
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	1,978,204	—	—	1,978,204
Intangibles, net	3,301,743	—	—	3,301,743
Notes receivable	460,451	—	—	460,451
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,564,107	—	—	5,564,107
Other assets	662,983	—	—	662,983

Total assets	$96,751,161	$21,711,845	$(16,373,078)	$102,089,928

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$5,295,360	$2,819,408	—	$8,114,768
Accrued expenses	10,584,527	1,634,447	—	12,218,974
Book overdrafts	989,019	48,441	—	1,037,460
Intercompany payables	3,041,885	4,766,464	$(7,808,349)	—
Income taxes payable	628,262	640,216	—	1,268,478
Notes payable, current portion	626,678	—	—	626,678
Borrowings under lines of credit	9,613,860	2,084,285	—	11,698,145

Total current liabilities:	30,779,591	11,993,261	(7,808,349)	34,964,503
Notes payable	2,192,945	—	—	2,192,945
Environmental reserve	3,142,057	—	—	3,142,057
Deferred income taxes	4,284,269	1,879,821	—	6,164,090
Deferred warranty revenue	2,461,674	333,750	—	2,795,424
Deferred compensation	1,333,064	—	—	1,333,064
Series B Senior Notes	78,250,000	—	—	78,250,000

Total liabilities	122,443,600	14,206,832	(7,808,349)	128,842,083

Redeemable convertible preferred stock	2,361,500	—	—	2,361,500
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	1,922,241	—	—	1,922,241
Cumulative translation adjustment	—	16,981	588,000	604,981
Accumulated (deficit) retained earnings	(34,667,260)	293,630	(1,958,327)	(36,331,957)

Total shareholders’ equity (deficit)	(28,053,939)	7,505,013	(8,564,729)	(29,113,655)

Total liabilities and shareholders’ equity (deficit)	$96,751,161	$21,711,845	$(16,373,078)	$102,089,928

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$89,216,975	$18,310,243	$(5,581,555)	$101,945,663
Cost of sales	63,499,198	14,167,989	(5,581,555)	72,085,632

Gross profit	25,717,777	4,142,254	—	29,860,031
Operating expenses:
Selling, general and administrative	21,349,656	3,379,116	—	24,728,772
Amortization of intangibles	371,264	—	—	371,264

Operating income	3,996,857	763,138	—	4,759,995
Other expense (income):
Interest expense	4,500,506	69,170	—	4,569,676
Interest and other income, net	(89,279)	—	—	(89,279)
(Loss) income before income taxes and extraordinary item	(414,370)	693,968		279,598
Extraordinary gain related to early extinguishment of debt, net of taxes	(198,000)	—	—	(198,000)
(Loss) income before (benefit) provision for income taxes	(216,370)	693,968	—	477,598
(Benefit) provision for income taxes	(116,858)	291,609	—	174,751

Net income (loss)	$(99,512)	$402,359	—	$302,847

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$48,806,237	$10,575,034	$(2,987,773)	$56,393,498
Cost of sales	34,314,590	8,025,170	(2,987,773)	39,351,987

Gross profit	14,491,647	2,549,864	—	17,041,511
Operating expenses:
Selling, general and administrative	11,144,594	1,707,742	—	12,852,336
Amortization of intangibles	185,633	—	—	185,633

Operating income	3,161,420	842,122	—	4,003,542

Other expense (income):
Interest expense	2,311,315	38,845	—	2,350,160
Interest and other income, net	(57,172)	—	—	(57,172)

Income before income taxes and extraordinary item	907,277	803,277	—	1,710,554
Extraordinary gain related to early extinguishment of debt, net of taxes	(198,000)	—	—	(198,000)
Income before provision for income taxes	1,105,277	803,277		1,908,554
Provision for income taxes	271,622	326,696	—	598,318

Net income	$833,655	$476,581	$—	$1,310,236

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash used in operating activities	$(3,101,643)	$(2,700,343)	—	$(5,801,986)

Cash flows from investing activities:
Capital expenditures	(1,356,046)	(213,857)	—	(1,569,903)
Proceeds from the disposal of property and equipment	23,920	—	—	23,920

Net cash used in investing activities	(1,332,126)	(213,857)	—	(1,545,983)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	6,635,692	1,963,658	—	8,599,350
Repayments under notes payable agreements	(575,515)	—	—	(575,515)
Repurchase of Series B 10% Senior Notes	(2,615,833)	—		(2,615,833)
Increase in book overdrafts	989,019	45,637	—	1,034,656
Cash surrender value of life insurance	240,000	—	—	240,000

Net cash provided by financing activities	4,673,363	2,009,295	—	6,682,658

Effect of exchange rate changes on cash and cash equivalents	—	125,756	—	125,756

Net increase (decrease) in cash and cash equivalents	239,594	(779,149)	—	(539,555)
Cash and cash equivalents, beginning of period	232,030	781,072	—	1,013,102

Cash and cash equivalents, end of period	$471,624	$1,923	—	$473,547

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$232,030	$781,072	—	$1,013,102
Accounts receivable, net	25,020,552	3,070,661	—	28,091,213
Inventories, net	11,897,343	4,012,266	—	15,909,609
Receivables from affiliate	5,413,959	2,180,799	$(7,313,396)	281,362
Notes receivable	29,144	—	—	29,144
Prepaid expenses and other current assets	2,064,620	199,785	—	2,264,405
Income tax receivable	595,564	149,955	—	745,519
Deferred income taxes	1,298,309	77,957	—	1,376,266
Total current assets	46,551,521	10,472,495	(7,313,396)	49,710,620
Property and equipment, net	22,362,029	5,250,788	—	27,612,817
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,218,204	—	—	2,218,204
Intangibles, net	3,763,007	—	—	3,763,007
Notes receivable	460,451	—	—	460,451
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,208,918	—	—	5,208,918
Other assets	798,396	—	—	798,396

Total assets	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$4,218,189	$1,313,826	—	$5,532,015
Accrued expenses	12,168,592	1,477,760	—	13,646,352
Intercompany payables	2,180,799	5,132,597	$(7,313,396)	—
Income taxes payables	—	342,252	—	342,252
Notes payable, current portion	625,572	—	—	625,572
Borrowings under line of credit	2,978,168	—	—	2,978,168
Total current liabilities	22,171,320	8,266,435	(7,313,396)	23,124,359
Notes payable	2,769,566	—	—	2,769,566
Environmental reserve	3,177,015	—	—	3,177,015
Deferred income taxes	4,284,269	1,614,843	—	5,899,112
Deferred warranty revenue	2,372,460	270,941	—	2,643,401
Deferred compensation	1,358,624	—	—	1,358,624
Senior notes	81,250,000	—	—	81,250,000
Total liabilities	117,383,254	10,152,219	(7,313,396)	120,222,077
Redeemable convertible preferred stock	2,264,000	—	—	2,264,000
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,019,741	—	—	2,019,741
Cumulative translation adjustment	—	(1,514,609)	588,000	(926,609)
Accumulated deficit	(34,567,748)	(108,729)	(1,958,327)	(36,634,804)
Total shareholders’ equity (deficit)	(27,856,927)	5,571,064	(8,564,729)	(30,850,592)
Total liabilities and shareholders’ equity (deficit)	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$79,495,749	$16,801,268	$(4,954,804)	$91,342,213
Cost of sales	55,948,689	13,011,798	(4,954,804)	64,005,683

Gross profit	23,547,060	3,789,470	—	27,336,530
Operating expenses:
Selling, general and administrative	20,385,243	3,228,352	—	23,613,595
Amortization of intangibles	519,550	—	—	519,550

Operating income	2,642,267	561,118	—	3,203,385
Other expense (income):
Interest expense	4,482,755	65,927	—	4,548,682
Interest and other income, net	(48,245)	—	—	(48,245)

(Loss) income before provision (benefit) for income taxes and change in accounting principle	(1,792,243)	495,191	—	(1,297,052)
(Benefit) provision for income taxes	(594,500)	208,731	—	(385,769)
(Loss) income before cumulative effect of change in accounting princple	(1,197,743)	286,460	—	(911,283)
Cumulative effect of change in accounting principle	(17,443,217)	(2,242,838)	—	(19,686,055)
Net loss	$(18,640,960)	$(1,956,378)	—	$(20,597,338)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$48,270,643	$9,839,044	$(2,728,450)	$55,381,237
Cost of sales	33,363,391	7,478,132	(2,728,450)	38,113,073

Gross profit	14,907,252	2,360,912	—	17,268,164
Operating expenses:
Selling, general and administrative	11,512,762	1,677,439	—	13,190,201
Amortization of intangibles	261,292	—	—	261,292

Operating income	3,133,198	683,473	—	3,816,671

Other expense (income):
Interest expense	2,306,012	49,610	—	2,355,622
Interest and other income, net	(23,800)	—	—	(23,800)

Income before provision for income taxes	850,986	633,863	—	1,484,849
Provision for income taxes	340,400	257,249	—	597,649

Net income	$510,586	$376,614	$—	$887,200

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash used in operating activities	$(3,754,097)	$(3,716,345)	—	$(7,470,442)

Cash flows from investing activities:
Capital expenditures	(1,306,236)	(173,514)	—	(1,479,750)
Proceeds from the disposal of property and equipment	9,400	—	—	9,400

Net cash used in investing activities	(1,296,836)	(173,514)	—	(1,470,350)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	5,574,102	(2,728,000)	—	8,302,102
Repayments under notes payable agreements	(312,516)	—	—	(312,516)
Borrowings under notes payable agreements	101,017	—		101,017
(Decrease) increase in book overdrafts	(1,389,858)	768,179	—	(621,679)
Cash surrender value of life insurance	1,133,137	—	—	1,133,137

Net cash provided by financing activities	5,105,882	3,496,179	—	8,602,061

Effect of exchange rate changes on cash and cash equivalents	—	10,215	—	10,215

Net increase (decrease) in cash and cash equivalents	54,949	(383,465)	—	(328,516)
Cash and cash equivalents, beginning of period	40,514	385,181	—	425,695

Cash and cash equivalents, end of period	$95,463	$1,716	—	$97,179

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, of which this commentary is a part, the unaudited condensed consolidated financial statements and the related notes thereto. This discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

RESULTS OF OPERATIONS

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended June 30				Six Months Ended June 30
	($ in millions)				($ in millions)
	2002	% of sales	2003	% of sales	2002	% of sales	2003	% of sales

Net sales	$55.4	100.0%	$56.4	100.0%	$91.3	100.0%	$102.0	100.0%
Cost of sales	38.1	68.8%	39.4	69.9%	64.0	70.1%	72.1	70.7%

Gross Profit	17.3	31.2%	17.0	30.1%	27.3	29.9%	29.9	29.3%

Operating expenses:
Selling, general and administrative	13.2	23.8%	12.9	22.9%	23.6	25.9%	24.7	24.2%
Amortization of intangibles	0.3	0.5%	0.2	0.4%	0.5	0.6%	0.4	0.4%

Operating income	3.8	6.9%	4.0	7.1%	3.2	3.5%	4.8	4.7%

Interest expense	2.4	4.3%	2.4	4.3%	4.6	5.0%	4.6	4.5%
Interest and other income, net	(0.0)	(0.0)%	(0.1)	(0.2)%	(0.1)	(0.1)%	(0.1)	(0.1)%
Income (loss) before extraordinary item and change in accounting principle	1.5	2.7%	1.7	3.0%	(1.3)	(1.4)%	0.3	0.3%
Extraordinary gain related to early extinguishment of debt, net of taxes	—	—	(0.2)	(0.4)%	—	—	(0.2)	(0.2)%
Income (loss) before provision (benefit) for income taxes and change in accounting principle	1.5	2.7%	1.9	3.4%	(1.3)	(1.4)%	0.5	0.5%
Provision (benefit) for income taxes	0.6	1.1%	0.6	1.1%	(0.4)	(0.4)%	0.2	0.2%
Income (loss) before cumulative effect of change in accounting principle	0.9	1.6%	1.3	2.3%	(0.9)	(1.0)%	0.3	0.3%
Cumulative effect of change in accounting principle	—	—	—	—	(19.7)	(21.6)%	—	—

Net income (loss)	$0.9	1.6%	$1.3	2.3%	$(20.6)	(22.6)%	$0.3	0.3%

FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

NET SALES. The Company’s net sales increased to $56.4 million for the three months ended June 30, 2003, an increase of $1.0 million, or 1.8%, from $55.4 million for the three months ended June 30, 2002.  The increase was primarily due to increased sales at the Resin Technology and Bakor Divisions.  Sales were also enhanced by price increases implemented during the last quarter of the year ended December 31, 2002 and the first four months of fiscal 2003.  These price increases were necessary to partially offset increases in costs of petroleum-based raw materials.

GROSS PROFIT. The Company’s gross profit decreased to $17.0 million for the three months ended June 30, 2003, a decrease of $0.3 million from $17.3 million from the three months ended June 30, 2002.  The $0.3 million decrease in gross profit represents a 1.7% decrease from the three months ended June 30, 2002. Gross profit as a percentage of net sales decreased to 30.1% for the three months ended June 30, 2003 from 31.2% for the three months ended June 30, 2002. Both the dollar and percentage declines in gross profit were primarily due to increased costs of petroleum-based raw materials.  In addition, due to lack of a consistent supply of asbestos and changing customer preferences, the Company converted a number of products that contained asbestos bearing formulas to non-asbestos bearing formulas during the quarter.  The cost of producing a non-asbestos formula is generally more expensive than the comparable asbestos bearing formula.  Thus part of the decrease in gross profit in the quarter is also related to this conversion.  The Company believes that the non-asbestos formulas it has developed are comparable in quality to their asbestos bearing counterparts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $12.9 million for the three months ended June 30, 2003, a decrease of $0.3 million, or 2.3%, from $13.2 million for the three months ended June 30, 2002. Selling, general and administrative expenses as a percentage of sales decreased to 22.9% for the three months ended June 30, 2003 from 23.8% for the three months ended June 30, 2002. The decrease of $0.3 million was primarily due to decreased distribution costs resulting from a number of transportation related initiatives and decreased expenses associated with bad debts.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased to $0.2 million for the three months ended June 30, 2003 from $0.3 million for the three months ended June 30, 2002.  Amortization expense is consistent with prior year, and is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company’s operating income increased to $4.0 million for the three months ended June 30, 2003, an increase of $0.2 million, or 5.3%, from an operating income of $3.8 million for the three months ended June 30, 2002. The increase of $0.2 million is attributable to increased sales and a reduction in selling, general, and administrative expense, partially offset by a decline in gross profit.

INTEREST EXPENSE. Interest expense was flat at $2.4 million for the three-month periods ended June 30, 2003 and 2002.

EXTRAORDINARY GAIN RELATED TO EARLY EXTINGUISHMENT OF DEBT, NET OF TAXES. Extraordinary gain related to early extinguishment of debt, net of taxes, related to the gain on the repurchase of $3.0 million of Series B Senior Notes, which resulted in a gain of $0.2 million.

PROVISION FOR INCOME TAXES. The provision for income taxes was flat at $0.6 million for the three months ended June 30, 2003 and 2002.

NET INCOME.  The net income increased to $1.3 million for three months ended June 30, 2003, an increase of $0.4 million, or 44.4%, from a net income of $0.9 million for the three months ended June 30, 2002. The increase was due to decreased selling, general, and administrative expenses and other factors discussed above.

FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

NET SALES. The Company’s net sales increased to $102.0 million for the six months ended June 30, 2003, an increase of $10.7 million, or 11.7%, from $91.3 million for the six months ended June 30, 2002.  The increase was primarily due to increased retail and commercial sales in the Building Products Division, in part aided by favorable weather conditions in certain geographic regions of the country.  Further, the Company lost its second largest account in January 2002. The loss of this account and weather factors led to a 1.9% decline in net sales for the six-month period ending June 30, 2002 compared to the six-month period ending June 30, 2001. The decrease in sales resulting from the cessation of the relationship with the Company's second largest account was offset by sales obtained from other accounts beginning during the second quarter of 2002.

GROSS PROFIT. The Company’s gross profit increased to $29.9 million for the six months ended June 30, 2003, an increase of $2.6 million, or 9.5%, from $27.3 million for the six months ended June 30, 2002. The dollar increase was primarily due to increased sales and an improvement in brand mix, resulting from increased sales of Henry branded premium products. Gross profit as a percentage of net sales decreased to 29.3% for the six months ended June 30, 2003 from 29.9% for the six months ended June 30, 2002.  The decline in gross profit was attributable to increased costs of petroleum-based raw materials and the conversion of some of the Company’s products to non-asbestos bearing formulations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $24.7 million for the six months ended June 30, 2003, an increase of $1.1 million, or 4.7%, from $23.6 million for the six months ended June 30, 2002.  The increase of $1.1 million was primarily due to a higher level of sales activity and higher marketing costs in support of the Company’s brand-building strategy.  Selling, general and administrative expenses as a percentage of sales decreased to 24.2% for the six months ended June 30, 2003 from 25.9% for the six months ended June 30, 2002 due to higher net sales, lower distribution costs, and the fixed nature of certain selling, general and administrative expenses.

AMORTIZATION OF INTANGIBLES.  Amortization of intangibles decreased to $0.4 million for the six months ended June 30, 2003 from $0.5 million for the six months ended June 30, 2002. Amortization expense is consistent with prior year, and is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company’s operating income increased to $4.8 million for the six months ended June 30, 2002, an increase of $1.6 million, or 50.0%, from an operating income of $3.2 million for the six months ended June 30, 2002. The increase of $1.6 million was attributable to increased sales and higher gross profits, partially offset by an increase in selling, general and administrative expenses.

INTEREST EXPENSE. Interest expense was flat at $4.6 million for the six-month periods ended June 30, 2003 and 2002.

EXTRAORDINARY GAIN RELATED TO EARLY EXTINGUISHMENT OF DEBT, NET OF TAXES. Extraordinary gain related to early extinguishment of debt, net of taxes, related to the gain on the repurchase of $3.0 million of Series B Senior Notes, which resulted in a gain of $0.2 million.

PROVISION (BENEFIT) FOR INCOME TAXES. The provision for income taxes increased to $0.2 million for the six months ended June 30, 2003, an increase of $0.6 million, from a benefit for income taxes of 0.4 million for the six months ended June 30, 2002. The increase was primarily related to the Company’s increase in pre-tax income for the six months ended June 30, 2003.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.  The Company recorded a $19.7 million charge resulting from the impairment of goodwill associated with the Company's adoption of SFAS No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach.

NET INCOME (LOSS).  The net income increased to $0.3 million for the six months ended June 30, 2003, an increase of $20.9 million, from a net loss of $20.6 million for the six months ended June 30, 2002. The increase was primarily due to the cumulative effect of accounting change in 2002, and the other factors discussed above.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. Henry Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down. The facility expires in August 2006 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate with an option to borrow based on the LIBOR rate. The loan balance outstanding and the remaining availability of credit under the revolver were $9.6 million and $11.3 million respectively, at June 30, 2003. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations.  The balance outstanding under this revolving line at June 30, 2003 was $2.1 million.  Availability under the Canadian credit facility was $3.1 million at June 30, 2003.

The Company believes that cash from operations and fundings on its bank lines of credit will be sufficient to meet its working capital, capital expenditure, and debt service requirements for the next twelve months. There can be no assurance, however, that such resources will be sufficient to meet the Company’s anticipated working capital, capital expenditure, debt service or other financing requirements or that the Company will not require additional financing within this time frame.  Additionally, refer to footnote 8 “Commitments and Contingencies” for other risk factors that could affect the Company.

Cash flows for the Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

The Company’s net cash used in operations was $5.8 million for the six months ended June 30, 2003 compared to net cash used in operations of $7.5 million for the six months ended June 30, 2002.  This change resulted from an increase in net income and decreases in cash used in accounts receivable and inventories.  These changes were partially offset by reductions in cash provided by accounts payable and accrued expenses, and certain other working capital changes.  Cash flows used in investing activities were $1.6 million and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.  The increase in cash used in investing activities was due to an increase in capital expenditures of $0.1 million.  Cash provided by financing activities during the six months ended June 30, 2003 and 2002 was $6.7 million and $8.6 million, respectively.  The decrease of $1.9 million for the six months ended June 30, 2003 from the six months ended June 30, 2002 was primarily due to repurchase of $3 million par value of the Company’s Senior Notes during the quarter ended June 30, 2003.

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

EBITDA

EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, and non-recurring, non-cash charges, less any cash expended that funds a non-recurring, non-cash charge. While EBITDA is not a GAAP measure and should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the three and six-month periods ended June 30, 2002 and 2003 is as follows:

	EBITDA Three months Ended		EBITDA Six months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
	(In thousands)		(In thousands)

Net income (loss)	$887	$1,310	$(20,597)	$303
Provision (benefit) for income taxes	598	598	(386)	175
Interest expense	2,356	2,350	4,549	4,570
Depreciation and amortization	1,387	1,298	2,706	2,535
Cumulative effect of change in accounting principle	—	—	19,686	—
Adjustment for cash payment of prior accrual for environmental charge	(18)	(25)	(32)	(35)
Extraordinary gain from early extinguishment of debt, net of taxes	—	(198)	—	(198)

EBITDA	$5,210	$5,333	$5,926	$7,350

Recent Accounting Pronouncements

In March 2003, the consensus of EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 will be effective in fiscal periods beginning after June 15, 2003.  The adoption of this Statement is not expected to have a significant impact on the Company's financial position, results of operations, or cash flows.

In May 2003, The Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this Statement is not expected to have a significant impact on the Company’s financial position, results of operations, or cash flows.

In March 2003, the consensus of Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” was released.  EITF Issue No. 02-16 addressed how a reseller of a vendor’s products should account for cash consideration received from a vendor.  The provisions of EITF issue No. 02-16 were effective for new arrangements entered into after December 31, 2002.  The Company’s adoption of this guidance did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003 and is required to be implemented by no later than the third quarter of 2003.  The Company is currently assessing the impact, if any, that this interpretation will have on the Company’s financial position, results of operations, or cash flows.

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

ITEM 4.                             CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission.  There have been no material changes in the Company's internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended June 30, 2003.

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

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended June 30, 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	HENRY COMPANY

/s/ Jeffrey A. Wahba

By: JEFFREY A. WAHBA
Its: Vice President, Secretary
And Chief Financial Officer