Form 10-Q
period 2003-09-30
HENRY CO
filed 2003-11-14
CIK 46916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2003, there were 221,500 shares of the registrant’s common stock and 6,000 shares of Class A Common Stock, no par value, outstanding.

By virtue of Section 15(d) of the Securities Act of 1934, the Registrant is not required to file this Quarterly Report pursuant thereto, but has filed all reports as if so required during the preceding 12 months.

HENRY COMPANY
FORM 10-Q
TABLE OF CONTENTS
September 30, 2003

Part I. Financial Information

Item 1.  Consolidated Financial Statements

HENRY COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,013,102	$2,043,177
Trade accounts receivable, net of allowance for doubtful accounts of $2,330,194 and $1,902,280 for 2002 and 2003, respectively	28,091,213	42,470,377
Inventories, net	15,909,609	17,900,571
Receivables from affiliate	281,362	333,071
Notes receivable	29,144	16,182
Prepaid expenses and other current assets	2,264,405	3,192,629
Income tax receivable	745,519	—
Deferred income taxes	1,376,266	1,389,378

Total current assets	49,710,620	67,345,385

Property and equipment, net	27,612,817	26,439,580
Cash surrender value of life insurance, net	2,218,204	2,349,282
Intangibles, net	3,763,007	3,075,764
Notes receivable	460,451	460,451
Note receivable from affiliate	1,863,072	1,863,072
Deferred income taxes	5,208,918	3,156,101
Other assets	798,396	595,467

Total assets	$91,635,485	$105,285,102

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$5,532,015	$7,486,066
Accrued expenses	13,646,352	18,569,511
Income taxes payable	342,252	1,086,738
Notes payable, current portion	625,572	627,249
Borrowings under lines of credit	2,978,168	8,270,113

Total current liabilities	23,124,359	36,039,677

Notes payable	2,769,566	2,636,199
Environmental reserve	3,177,015	3,128,023
Deferred income taxes	5,899,112	6,170,715
Deferred warranty revenue	2,643,401	2,786,922
Deferred compensation	1,358,624	1,351,564
Series B Senior Notes	81,250,000	76,750,000
Shares subject to mandatory redemption	—	2,410,250

Total liabilities	120,222,077	131,273,350

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock	2,264,000	—
Shareholders’ deficit:
Common stock	4,691,080	4,691,080
Additional paid-in capital	2,019,741	1,922,241
Cumulative translation adjustment	(926,609)	653,112
Accumulated deficit	(36,634,804)	(33,254,681)

Total shareholders’ deficit	(30,850,592)	(25,988,248)

Total liabilities, redeemable convertible preferred stock and shareholder’s deficit	$91,635,485	$105,285,102

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Net sales	$59,823,417	$66,675,634	$151,165,630	$168,621,297
Cost of sales	41,231,555	43,702,408	105,237,238	115,788,040

Gross profit	18,591,862	22,973,226	45,928,392	52,833,257

Operating expenses:
Selling, general and administrative	13,422,520	15,150,814	37,036,115	39,879,586
Amortization of intangibles	259,770	180,979	779,320	552,243

Operating income	4,909,572	7,641,433	8,112,957	12,401,428
Other expense (income):
Interest expense	2,513,186	2,413,065	7,061,868	6,982,741
Interest and other income, net	(84,915)	(259,961)	(133,160)	(547,240)

Income before provision for income taxes and change in accounting principle	2,481,301	5,488,329	1,184,249	5,965,927
Provision for income taxes	919,142	2,411,053	533,373	2,585,804

Income before cumulative effect of change in accounting principle	1,562,159	3,077,276	650,876	3,380,123
Cumulative effect of change in accounting principle	—	—	(19,686,055)	—
Net income (loss)	$1,562,159	$3,077,276	$(19,035,179)	$3,380,123

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Cumulative Translation Adjustment	Accumulated Deficit	Total
	Issued Shares	Amount

Balance, December 31, 2002	227,500	$4,691,080	$2,019,741	$(926,609)	$(36,634,804)	$(30,850,592)
Accretion on redeemable convertible preferred stock	—	—	(97,500)	—	—	(97,500)
Comprehensive income:
Net income	—	—	—	—	3,380,123	3,380,123
Other comprehensive income:
Change in cumulative translation adjustment	—	—	—	1,579,721	—	1,579,721

Total comprehensive income	—	—	—	—	—	4,959,844

Balance, September 30, 2003	227,500	$4,691,080	$1,922,241	$653,112	$(33,254,681)	$(25,988,248)

The accompanying notes are an integral part of these consolidated financial statements.

HENRY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003
(UNAUDITED)

	2002	2003

Cash flows from operating activities:
Net (loss) income	$(19,035,179)	$3,380,123
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,328,313	3,306,733
Provision for doubtful accounts	(219,861)	(471,268)
Provision for slow moving inventory	—	174,769
Deferred income taxes	(51,332)	2,052,817
Amortization of intangibles	779,320	552,243
Cumulative effect of change in accounting principle	19,686,055	—
Gain on disposal of property and equipment	(114,000)	(266,045)
Gain on repurchase of Series B Senior Notes	—	(465,000)
Changes in operating assets and liabilities, net of the effect of foreign currency translation:
Accounts receivable	(12,521,063)	(13,177,477)
Inventories	(3,504,315)	(1,501,732)
Receivables from affiliates	271,950	(981)
Notes receivable	54,978	12,962
Other assets	(603,738)	(1,166,568)
Income tax receivable	2,197,771	948,448
Accounts payable and accrued expenses	8,716,755	7,108,996
Deferred warranty revenue	(4,888)	96,806
Deferred compensation	65,218	(7,060)

Net cash (used in) provided by operating activities	(954,016)	577,766

Cash flows from investing activities:
Capital expenditures	(1,831,490)	(2,286,536)
Proceeds from the disposal of property and equipment	85,387	1,535,852
Net cash used in investing activities	(1,746,103)	(750,684)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	2,306,620	5,255,650
Repayments under notes payable agreements	(468,975)	(1,481,690)
Borrowings under notes payable agreements	101,541	1,350,000
Repurchase of Series B Senior Notes	—	(3,999,166)
Decrease in book overdrafts	(505,481)	—
Cash surrender value of life insurance	1,478,246	(131,078)

Net cash provided by financing activities	2,911,951	993,716

Effect of exchange rate changes on cash and cash equivalents	69,520	209,277

Net increase in cash and cash equivalents	281,352	1,030,075

Cash and cash equivalents, beginning of period	425,695	1,013,102

Cash and cash equivalents, end of period	$707,047	$2,043,177

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. INTERIM FINANCIAL STATEMENTS:

The accompanying unaudited consolidated financial statements of Henry Company, a California corporation (the “Company”), include all adjustments (consisting of normal recurring entries) which management believes are necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.  The accompanying consolidated financial statements for the three and nine-month periods ended September 30, 2002 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with quarterly reporting guidelines of the SEC. Certain amounts for prior periods were reclassified to conform with the current period presentation consistent with the presentation in the Company’s Annual Report on Form 10-K. Reclassifications include amounts reported cumulatively in fiscal year 2002 related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as described in Note 5 below. The year-end balance sheet data was derived from the Company’s audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes as of and for the year ended December 31, 2002 as included in the Company’s Annual Report on Form 10-K. Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 are effective for arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this Statement did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003, and was required to be implemented by no later than the third quarter of 2003.

FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” was issued with an effective date of October 9, 2003. This FASB Staff Position deferred the effective date for applying the provisions of Interpretation 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of Interpretation 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

1. The variable interest entity was created before February 1, 2003.

2. The public entity has not issued financial statements reporting interests in variable interest entities in accordance with Interpretation 46, other than certain required disclosures.

The Company is assessing the effects of FIN 46-6 and will implement any applicable provisions for its consolidated financial statements for the year ending December 31, 2003.

3. INVENTORIES:

Inventories consist of the following:

	December 31, 2002	September 30, 2003

Raw materials	$8,123,137	$8,757,299
Finished goods	8,036,472	9,568,041
Total gross inventory	16,159,609	18,325,340
Reserve for slow moving inventory	(250,000)	(424,769)
Net inventories	$15,909,609	$17,900,571

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

	December 31, 2002	September 30, 2003

Buildings	$14,478,008	$12,600,724
Machinery and equipment	29,024,564	26,473,734
Office furniture and equipment	8,713,856	7,984,579
Automotive equipment	1,087,381	667,561
Leasehold improvements	3,003,151	3,044,332
Other assets	510,346	540,253

Gross buildings and equipment	56,817,306	51,311,183
Less, accumulated depreciation and amortization	(32,965,029)	(29,826,248)

Net buildings and equipment	23,852,277	21,484,935

Land	3,180,755	3,245,192
Construction-in-progress	579,785	1,709,453

Net property and equipment	$27,612,817	$26,439,580

5. GOODWILL AND INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS:

The Company adopted SFAS No. 142 effective at the beginning of fiscal year 2002 and as a result, the Company ceased amortization of goodwill as of that date.  SFAS No. 142 also changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach.  Although the application of this Statement did not change management’s evaluation of the Company’s other identifiable intangible assets, the initial application of this Statement resulted in an impairment of goodwill of approximately $19.7 million, primarily related to goodwill from the Monsey Bakor acquisition. The impairment of goodwill of approximately $19.7 million reduced the goodwill balance to zero.  The impairment was determined based on an independent valuation process that estimated the present value of the separate future cash flows of the U.S. and Canadian operations and was reported as a cumulative effect of a change in accounting principle during 2002.

The following table sets forth the Company’s acquired intangible assets, which will continue to be amortized, for the periods ended December 31, 2002 and September 30, 2003:

	December 31, 2002			September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing identifiable intangible assets:
Noncompetition agreements	$4,727,199	$2,414,860	$2,312,339	$4,727,199	$2,773,147	$1,954,052
Financing fees	2,442,000	1,153,712	1,288,288	2,307,000	1,330,222	976,778
Tradenames and trademarks	297,283	134,903	162,380	297,283	152,349	144,934
Total	$7,466,482	$3,703,475	$3,763,007	$7,331,482	$4,255,718	$3,075,764

During the nine months ended September 30, 2003, $135,000 of deferred financing fees write-offs have resulted from the Company’s retirement of debt.  Amortization expense on acquired intangible assets was $779,320 and $552,243 for the nine months ended September 30, 2002 and 2003, respectively.  The weighted-average amortization periods for identifiable assets were 11 years for noncompetition agreements, 10 years for financing fees and 13 years for tradenames and trademarks.  Based on current information, estimated amortization expense for acquired intangible assets for each of the five succeeding fiscal years, starting in 2003, is expected to be $721,879, $660,761, $599,650, $569,094 and $569,094, respectively.

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

Long-term debt consists of the following at December 31, 2002 and September 30, 2003:

	December 31, 2002	September 30, 2003
10.0% Series B Senior Notes due 2008	$81,250,000	$76,750,000
Various term notes payable to third parties with interest rates ranging from 4.0% to 8.5%, maturing from 2003 to 2013	6,373,306	11,533,561

	87,623,306	88,283,561
Less, current maturities	(3,603,740)	(8,897,362)

	$84,019,566	$79,386,199

The Company’s Senior Notes are guaranteed by the Company’s United States subsidiary (the “Subsidiary Guarantor”). The guarantee obligations of the Subsidiary Guarantor are full, unconditional and joint and several. See Note 13 for the Guarantor Condensed Consolidating Financial Statements.

In 1999, the Company repurchased and retired $3.6 million of the Senior Notes which resulted in a gain of $0.6 million, net of income taxes.  In 2001, the Company repurchased and retired $150,000 of the Senior Notes at face value which resulted in no gain or loss.  During the nine months ended September 30, 2003, the Company repurchased and retired $4.5 million of the Senior Notes which resulted in a gain $0.5 million.

In August 2001, the Company entered into a replacement credit facility agreement with, and received funding from, two new financial institutions. The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan.  Upon closing, $3.5 million of the term loan was funded. This replacement facility was amended in September 2003 and among other items provides the Company improved pricing options and greater borrowing flexibility. The replacement credit facility expires in January 2008 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate (4.0% at September 30, 2003) with an option to borrow based on the LIBOR rate.   The facility is now financed entirely by one financial institution. The loan balance outstanding and the remaining credit available under the revolver were $7.5 and $16.4 million, respectively, at September 30, 2003. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations with interest charged at prime plus 0.5% (5.0% at September 30, 2003.)  The balance outstanding under this revolving line was $0.8 million at September 30, 2003.

7. DEFERRED WARRANTY REVENUE:

The Company offers its customers an optional separately purchased warranty program for the commercial roofing systems.  Revenue from the warranty programs is recognized over the warranty periods that range from 5 to 20 years.  Warranty repair expenses under the program are charged to expense as incurred.  A reconciliation of extended warranty program activity is as follows:

	12 Months ended December 31, 2002	9 Months ended September 30, 2003
	Dollar Amount of Deferred Warranty Revenue	Dollar Amount of Deferred Warranty Revenue
	Debit/(Credit)	Debit/(Credit)
Balance at the beginning of the period	$(2,516,229)	$(2,643,401)
Warranties issued during the period	(477,672)	(533,770)
Costs incurred during the period	(310,713)	(220,054)
Settlements made during the period	310,713	220,054
Amortization of deferred revenue	350,500	390,249
Balance at the end of the period	$(2,643,401)	$(2,786,922)

8. COMMITMENTS AND CONTINGENCIES:

The Company is involved in various lawsuits, claims and inquiries, most of which are routine to the nature of its business. In the opinion of management, the resolution of these matters will not materially affect the financial position, results of operations or cash flows of the Company.  The Company has been named, and continues to be named, in state court cases alleging asbestos-related injuries.  The Company believes that its use of chrysotile asbestos fibers, which are encapsulated by asphalt in the manufacturing process, is in accordance with applicable laws, and that consistent with Federal regulatory filings, its products are not hazardous. Although the Company has not incurred any expense in judgment or settlement of any asbestos-related  injury claim to date, there can be no assurance that any such claim will not in the future result in a material adverse judgment against, or settlement by, the Company.  The Company’s insurance carriers currently fund the legal costs of these suits and the Company believes that such insurance coverage is adequate. However, Henry Company is not covered by insurance for asbestos-related claims for injuries that are alleged to have arisen after December 1, 1985.   With respect to the cases filed, the Company knows of none that is either not covered by liability insurance or is claiming exposure after December 1, 1985, although in a few cases, the claimed date of exposure is unknown.

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

The Company has issued a standby letter of credit relating to its business insurance and is contingently liable for $1,141,207. The standby letter of credit is in force for the term of the insurance policy, and reflects the current fair value of the potential liability.

9. INCOME TAXES:

The significant components of the provision for income taxes are as follows:

Nine Months Ended September 30, 2003
Current:
Foreign	$779,681

Deferred:
Federal	$1,541,757
State	264,366
1,806,123

$2,585,804

The Company’s effective tax rate differs from the federal statutory tax rate for the nine-month period ended September 30, 2003 as follows:

Nine Months Ended September 30, 2003
Provision for income taxes at the federal statutory tax rate	34.0%
State taxes, net of federal tax benefit	6.1
Foreign income taxes in excess of U.S. statutory rate	0.7
Nondeductible expense	2.5

43.3%

Income before income taxes of the Company’s Canadian operations was $1,894,922 for the nine-month period ended September 30, 2003.

10. RELATED PARTY TRANSACTIONS:

Receivables from affiliate represent amounts due from Henry II Company, an affiliated group of companies under common control, and relates to operating advances made to Henry II Company.

At December 31, 1997, Henry Company received a note from Henry II Company for approximately $1.9 million representing the purchase price for its interest in certain real property. Such real property related solely to the business of Henry II, Inc. and had a net book value of  approximately $1.9 million. The note bears interest at the prime rate, and is repayable in a lump sum at any time up to December 31, 2004. The principal balance of such note was approximately $1.9 million at September 30, 2003.

During the nine-month periods ended September 30, 2002 and 2003, the Company has charged the Henry Wine Group approximately $291,000 each period for reimbursement of administrative services provided by the Company pursuant to an administrative services agreement that was effective as of January 1, 1998.

11. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT:

Financial instruments, which potentially expose the Company to a concentration of credit risk, consist primarily of cash and cash equivalents and trade receivables. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times, cash balances may be in excess of Federal Depository Insurance Corporation (“FDIC”) insurance limits. Cash equivalents principally consist of money market funds on deposit with major financial institutions.

The Company is substantially dependent on Home Depot, the Company’s largest customer.  Home Depot represented approximately 28.1% of gross sales during the nine-month period ended September 30, 2003 and 23.5% of gross sales during the nine-month period ended September 30, 2002 and accounted for approximately 36.9% and 40.0% of accounts receivable at September 30, 2003 and December 31, 2002, respectively.

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

Summarized financial information concerning the Company’s reportable segments is shown below.

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2003
	Henry Building Products Division	Resin Technology Division	Total	Henry Building Products Division	Resin Technology Division	Total

Net sales	$133,872,535	$17,293,095	$151,165,630	$148,129,914	$20,491,383	$168,621,297
Gross profit	42,414,227	3,514,165	45,928,392	48,922,607	3,910,650	52,833,257
Operating income	7,529,218	583,739	8,112,957	11,521,131	880,297	12,401,428
Depreciation and amortization	3,983,422	124,211	4,107,633	3,741,571	117,405	3,858,976
Cumulative effect of change in accounting principle	(19,686,055)	—	(19,686,055)	—	—	—
Total assets	87,592,229	14,583,502	102,175,731	88,110,320	17,174,782	105,285,102
Capital expenditures	1,719,306	112,184	1,831,490	2,076,172	210,364	2,286,536

The Company is domiciled in the United States with foreign operations based in Canada, which were acquired in April 1998. Prior to the April 1998 acquisition of Monsey Bakor, the Company had no foreign operations. Summarized geographic data related to the Company’s operations for the nine-month periods ended September 30, 2002 and 2003 are as follows:

	Net Sales		Long-lived Assets
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
United States	$124,285,336	$139,332,786	$38,497,434	$31,890,935
Canada	26,880,294	29,288,511	5,188,273	6,048,782

Total	$151,165,630	$168,621,297	$43,685,707	$37,939,717

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

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

ASSETS:
Current assets:
Cash and cash equivalents	$485,795	$1,557,382	—	$2,043,177
Accounts receivable, net	37,030,278	5,440,099	—	42,470,377
Inventories, net	13,439,373	4,461,198	—	17,900,571
Receivables from affiliate	4,542,400	3,136,385	$(7,345,714)	333,071
Notes receivable	16,182	—	—	16,182
Prepaid expenses and other current assets	3,044,174	148,455	—	3,192,629
Deferred income taxes	1,298,309	91,069	—	1,389,378

Total current assets	59,856,511	14,834,588	(7,345,714)	67,345,385

Property and equipment, net	20,390,798	6,048,782	—	26,439,580
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,349,282	—	—	2,349,282
Intangibles, net	3,075,764	—	—	3,075,764
Notes receivable	460,451	—	—	460,451
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	3,156,101	—	—	3,156,101
Other assets	595,467	—	—	595,467

Total assets	$100,312,175	$20,883,370	$(15,910,443)	$105,285,102

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$4,904,189	$2,581,877	—	$7,486,066
Accrued expenses	16,814,018	1,755,493	—	18,569,511
Intercompany payables	3,136,385	4,209,329	$(7,345,714)	—
Income taxes payable	—	1,086,738	—	1,086,738
Notes payable, current portion	627,249	—	—	627,249
Borrowings under lines of credit	7,513,128	756,985	—	8,270,113

Total current liabilities	32,994,969	10,390,422	(7,345,714)	36,039,677

Notes payable	2,636,199	—	—	2,636,199
Environmental reserve	3,128,023	—	—	3,128,023
Deferred income taxes	4,284,269	1,886,446	—	6,170,715
Deferred warranty revenue	2,446,516	340,406	—	2,786,922
Deferred compensation	1,351,564	—	—	1,351,564
Series B Senior Notes	76,750,000	—	—	76,750,000
Shares subject to mandatory redemption	2,410,250	—	—	2,410,250

Total liabilities	126,001,790	12,617,274	(7,345,714)	131,273,350

Shareholder equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	1,922,241	—	—	1,922,241
Cumulative translation adjustment	—	65,112	588,000	653,112
Accumulated (deficit) retained earnings	(32,302,936)	1,006,582	(1,958,327)	(33,254,681)

Total shareholders’ (deficit) equity	(25,689,615)	8,266,096	(8,564,729)	(25,988,248)

Total liabilities and shareholders’ equity (deficit)	$100,312,175	$20,883,370	$(15,910,443)	$105,285,102

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$148,190,243	$29,288,511	$(8,857,457)	$168,621,297
Cost of sales	102,485,248	22,160,249	(8,857,457)	115,788,040

Gross profit	45,704,995	7,128,262	—	52,833,257
Operating expenses:
Selling, general and administrative	34,743,723	5,135,863	—	39,879,586
Amortization of intangibles	552,243	—	—	552,243

Operating income	10,409,029	1,992,399	—	12,401,428
Other expense (income):
Interest expense	6,885,334	97,407	—	6,982,741
Interest and other income, net	(547,240)	—	—	(547,240)

Income before provision for income taxes	4,070,935	1,894,992	—	5,965,927

Provision for income taxes	1,806,123	779,681	—	2,585,804

Net income	$2,264,812	$1,115,311	—	$3,380,123

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$58,973,268	$10,978,268	$(3,275,902)	$66,675,634
Cost of sales	38,986,050	7,992,260	(3,275,902)	43,702,408

Gross profit	19,987,218	2,986,008	—	22,973,226
Operating expenses:
Selling, general and administrative	13,394,067	1,756,747	—	15,150,814
Amortization of intangibles	180,979	—	—	180,979

Operating income	6,412,172	1,229,261	—	7,641,433

Other expense (income):
Interest expense	2,384,828	28,237	—	2,413,065
Interest and other income, net	(259,961)	—	—	(259,961)
Income before provision for income taxes	4,287,305	1,201,024	—	5,488,329
Provision for income taxes	1,922,981	488,072	—	2,411,053

Net income	$2,364,324	$712,952	$—	$3,077,276

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash provided by operating activities	$346,671	$231,095	—	$577,766

Cash flows from investing activities:
Capital expenditures	(1,901,784)	(384,752)	—	(2,286,536)
Proceeds from the disposal of property and equipment	1,535,852	—	—	1,535,852

Net cash used in investing activities	(365,932)	(384,752)	—	(750,684)

Cash flows from financing activities:
Net borrowings under line-of-credit agreements	4,534,960	720,690	—	5,255,650
Repayments under notes payable agreements	(1,481,690)	—	—	(1,481,690)
Borrowings under notes payable agreements	1,350,000	—		1,350,000
Purchase of Series B Senior Notes	(3,999,166)	—	—	(3,999,166)
Cash surrender value of life insurance	(131,078)	—	—	(131,078)

Net cash provided by financing activities	273,026	720,690	—	993,716

Effect of exchange rate changes on cash and cash equivalents	—	209,277	—	209,277

Net increase in cash and cash equivalents	253,765	776,310	—	1,030,075
Cash and cash equivalents, beginning of period	232,030	781,072	—	1,013,102

Cash and cash equivalents, end of period	$485,795	$1,557,382	—	$2,043,177

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2002

	Henry Company (Parent Corporation) and Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total
ASSETS:
Current assets:
Cash and cash equivalents	$232,030	$781,072	—	$1,013,102
Accounts receivable, net	25,020,552	3,070,661	—	28,091,213
Inventories, net	11,897,343	4,012,266	—	15,909,609
Receivables from affiliate	5,413,959	2,180,799	$(7,313,396)	281,362
Notes receivable	29,144	—	—	29,144
Prepaid expenses and other current assets	2,064,620	199,785	—	2,264,405
Income tax receivable	595,564	149,955	—	745,519
Deferred income taxes	1,298,309	77,957	—	1,376,266
Total current assets	46,551,521	10,472,495	(7,313,396)	49,710,620
Property and equipment, net	22,362,029	5,250,788	—	27,612,817
Investment in subsidiaries	8,564,729	—	(8,564,729)	—
Cash surrender value of life insurance, net	2,218,204	—	—	2,218,204
Intangibles, net	3,763,007	—	—	3,763,007
Notes receivable	460,451	—	—	460,451
Note receivable from affiliate	1,863,072	—	—	1,863,072
Deferred income taxes	5,208,918	—	—	5,208,918
Other assets	798,396	—	—	798,396

Total assets	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY(DEFICIT):
Current liabilities:
Accounts payable	$4,218,189	$1,313,826	—	$5,532,015
Accrued expenses	12,168,592	1,477,760	—	13,646,352
Intercompany payables	2,180,799	5,132,597	$(7,313,396)	—
Income taxes payables	—	342,252	—	342,252
Notes payable, current portion	625,572	—	—	625,572
Borrowings under line of credit	2,978,168	—	—	2,978,168
Total current liabilities	22,171,320	8,266,435	(7,313,396)	23,124,359
Notes payable	2,769,566	—	—	2,769,566
Environmental reserve	3,177,015	—	—	3,177,015
Deferred income taxes	4,284,269	1,614,843	—	5,899,112
Deferred warranty revenue	2,372,460	270,941	—	2,643,401
Deferred compensation	1,358,624	—	—	1,358,624
Series B Senior notes	81,250,000	—	—	81,250,000
Total liabilities	117,383,254	10,152,219	(7,313,396)	120,222,077
Redeemable convertible preferred stock	2,264,000	—	—	2,264,000
Shareholders’ equity (deficit):
Common stock	4,691,080	7,194,402	(7,194,402)	4,691,080
Additional paid-in capital	2,019,741	—	—	2,019,741
Cumulative translation adjustment	—	(1,514,609)	588,000	(926,609)
Accumulated deficit	(34,567,748)	(108,729)	(1,958,327)	(36,634,804)
Total shareholders’ equity (deficit)	(27,856,927)	5,571,064	(8,564,729)	(30,850,592)
Total liabilities and shareholders’ (deficit) equity	$91,790,327	$15,723,283	$(15,878,125)	$91,635,485

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$132,091,250	$26,880,294	$(7,805,914)	$151,165,630
Cost of sales	92,355,850	20,687,302	(7,805,914)	105,237,238

Gross profit	39,735,400	6,192,992	—	45,928,392
Operating expenses:
Selling, general and administrative	31,925,813	5,110,302	—	37,036,115
Amortization of intangibles	779,320	—	—	779,320

Operating income	7,030,267	1,082,690	—	8,112,957
Other expense (income):
Interest expense	6,902,504	159,364	—	7,061,868
Interest and other income, net	(133,160)	—	—	(133,160)

Income before provision for income taxes and change in accounting principle	260,923	923,326	—	1,184,249
Provision for income taxes	146,686	386,687	—	533,373

Income before cumulative effect of change in accounting principle	$114,237	$536,639	—	$650,876

Cumulative effect of change in accounting principle	$(17,443,217)	(2,242,838)	—	$(19,686,055)

Net loss	$(17,328,980)	$(1,706,199)	—	$(19,035,179)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net sales	$52,595,501	$10,079,026	$(2,851,110)	$59,823,417
Cost of sales	36,407,161	7,675,504	(2,851,110)	41,231,555

Gross profit	16,188,340	2,403,522	—	18,591,862
Operating expenses:
Selling, general and administrative	11,540,570	1,881,950	—	13,422,520
Amortization of intangibles	259,770	—	—	259,770

Operating income	4,388,000	521,572	—	4,909,572

Other expense (income):
Interest expense	2,419,749	93,437	—	2,513,186
Interest and other income, net	(84,915)	—	—	(84,915)

Income before provision for income taxes	2,053,166	428,135	—	2,481,301
Provision for income taxes	741,186	177,956	—	919,142

Net income	$1,311,980	$250,179	$—	$1,562,159

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(UNAUDITED)

	Henry Company (Parent Corporation) And Guarantor Subsidiary	Nonguarantor Subsidiaries	Consolidated Elimination Entries	Consolidated Total

Net cash provided by (used in) operating activities	$2,172,086	$(3,126,102)	—	$(954,016)

Cash flows from investing activities:
Capital expenditures	(1,530,945)	(300,545)	—	(1,831,490)
Proceeds from the disposal of property and equipment	81,569	3,818	—	85,387

Net cash used in investing activities	(1,449,376)	(296,727)	—	(1,746,103)

Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreements	(349,781)	2,656,401	—	2,306,620
Repayments under notes payable agreements	(468,975)	—	—	(468,975)
Borrowings under notes payable agreements	101,541	—		101,541
(Decrease) increase in book overdrafts	(818,851)	313,370	—	(505,481)
Cash surrender value of life insurance	1,478,246	—	—	1,478,246

Net cash (used in) provided by financing activities	(57,820)	2,969,771	—	2,911,951

Effect of exchange rate changes on cash and cash equivalents	—	69,520	—	69,520

Net increase (decrease) in cash and cash equivalents	664,890	(383,538)	—	281,352
Cash and cash equivalents, beginning of period.	40,514	385,181	—	425,695

Cash and cash equivalents, end of period	$705,404	$1,643	—	$707,047

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

The following discussion and analysis provides information management believes to be relevant to understanding the financial condition and results of operations of the Company. This discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and the related notes in this Quarterly Report on Form 10-Q for the period ended September 30, 2003.  This discussion should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

RESULTS OF OPERATIONS

SUMMARY HISTORICAL CONSOLIDATED FINANCIAL DATA OF HENRY COMPANY

Consolidated Statements of Operations Data:

	Three Months Ended September 30 ($ in millions)				Nine Months Ended September 30 ($ in millions)
	2002	% of sales	2003	% of sales	2002	% of sales	2003	% of sales

Net sales	$59.8	100.0%	$66.7	100.0%	$151.2	100.0%	$168.6	100.0%
Cost of sales	41.2	68.9%	43.7	65.5%	105.2	69.6%	115.8	68.7%
Gross Profit	18.6	31.1%	23.0	34.5%	46.0	30.4%	52.8	31.3%

Operating expenses:
Selling, general and administrative	13.4	22.4%	15.2	22.8%	37.0	24.5%	39.9	23.7%
Amortization of intangibles	0.3	0.5%	0.2	0.3%	0.8	0.5%	0.6	0.4%

Operating income	4.9	8.2%	7.6	11.4%	8.1	5.4%	12.4	7.4%

Interest expense	2.5	4.2%	2.4	3.6%	7.1	4.7%	7.0	4.2%
Interest and other income, net	(0.1)	(0.2)%	(0.3)	(0.4)%	(0.1)	(0.1)%	(0.6)	(0.4)%
Income before change in accounting principle	2.5	4.2%	5.5	8.2%	1.2	0.8%	6.0	3.6%
Provision for income taxes	0.9	1.5%	2.4	3.6%	0.5	0.3%	2.6	1.5%

Income before cumulative effect of change in accounting principle	1.6	2.7%	3.1	4.6%	0.7	0.5%	3.4	2.0%
Cumulative effect of change in accounting principle	—	—	—	—	(19.7)	(13.0)%	—	—
Net income (loss)	$1.6	2.7%	$3.1	4.6%	$(19.0)	(12.6)%	$3.4	2.0%

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. The Company’s net sales increased to $66.7 million for the three months ended September 30, 2003, an increase of $6.9 million, or 11.5%, from $59.8 million for the three months ended September 30, 2002. The increase was primarily due to increased retail sales in the Company’s Building Products Division. The impact of heavier than normal rainfall in certain parts of the United States in the first half of the year and the effects of hurricane Isabelle in September 2003 positively impacted the Company’s sales results. Sales also increased due to price increases implemented during the last quarter of the year ended December 31, 2002 and the first several months of fiscal 2003.  These price increases were necessary to partially offset increased costs of petroleum-based raw materials.

GROSS PROFIT. The Company’s gross profit increased to $23.0 million for the three months ended September 30, 2003, an increase of $4.4 million, or 23.7%, from $18.6 million for the three months ended September 30, 2002. Gross profit as a percentage of net sales increased to 34.5% for the three months ended September 30, 2003 compared to 31.1% for the three months ended September 30, 2002.  Both the dollar and percentage increase are primarily attributable to increased sales, price increases, and an improvement in product mix partially due to favorable weather patterns in certain parts of the country, somewhat offset by higher raw material costs, and the increased costs of manufacturing non-asbestos bearing products.  Due to a lack of a consistent supply of asbestos and changing customer preferences, the Company has converted a number of products that contained asbestos bearing formulas to non-asbestos bearing formulas during fiscal year 2003.  The cost of producing a non-asbestos formula is generally more expensive than the comparable asbestos bearing formula. The Company believes that the non-asbestos formulas it has developed are comparable in quality to their asbestos bearing counterparts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $15.2 million for the three months ended September 30, 2003, an increase of $1.8 million, or 13.4%, from $13.4 million for the three months ended September 30, 2002.  This increase resulted from a higher level of sales activity combined with increased distribution costs associated with the expanded relationship with Home Depot, and increased marketing expenses in support of the Company’s brand-building strategy.  Selling, general and administrative expenses as a percentage of sales increased to 22.8% for the three months ended September 30, 2003 compared to 22.4% for the three months ended September 30, 2002, primarily due to the increased distribution costs discussed above.

AMORTIZATION OF INTANGIBLES.  Amortization of intangibles decreased to $0.2 million for the three months ended September 30, 2003 from $0.3 million for the three months ended September 30, 2002.   Amortization expense is relatively consistent with the prior period, and is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company’s operating income increased to $7.6 million for the three month period ended September 30, 2003, an increase of $2.7 million, or 55.1%, from $4.9 million for the three months ended September 30, 2002. The increase of $2.7 million was primarily attributable to higher sales volume and an improvement in gross profit, partially offset by increased selling, general and administrative expenses.

INTEREST EXPENSE. Interest expense decreased to $2.4 million for the three months ended September 30, 2003, a decrease of $0.1 million, or 4.0%, from $2.5 million for the three months ended September 30, 2002. The decrease was primarily due to a lower prime interest rate and lower total borrowings.

INTEREST AND OTHER INCOME.  Interest and other income increased to $0.3 million for the three months ended September 30, 2003, an increase of $0.2 million, or 200% from $0.1 million for the three months ended September 30, 2002.  The increase was primarily due to gains on disposal of property and equipment, and gains from repurchase of Series B Senior Notes.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $2.4 million for the three months ended September 30, 2003, an increase of $1.5 million, or 166.7%, from a provision for income taxes of $0.9 million for the three months ended September 30, 2002. The increase in provision for income taxes is primarily related to the Company’s increased operating income for the three months ended September 30, 2003.

NET INCOME.  Net income increased to $3.1 million for the three months ended September 30, 2003, an increase of $1.5 million, or 93.8%, from a net income of $1.6 million for the three months ended September 30, 2002. The increase was primarily due to increased sales volume, improvement in gross profit percentage, and other factors discussed above.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

NET SALES. The Company’s net sales increased to $168.6 million for the nine months ended September 30, 2003, an increase of $17.4 million, or 11.5%, from $151.2 million for the nine months ended September 30, 2002. The increase was primarily due to increased retail and commercial sales in the Building Products Division, in part aided by favorable weather conditions in certain geographic regions of the country.   The Company lost its second largest account in January 2002, and the decreased sales resulting from the cessation of this relationship was offset by sales obtained from other accounts beginning during the second quarter of 2002.

GROSS PROFIT. The Company’s gross profit increased to $52.8 million for the nine months ended September 30, 2003, an increase of $6.8 million, or 14.8%, from $46.0 million for the nine months ended September 30, 2002. Gross profit as a percentage of net sales increased to 31.3% for the nine months ended September 30, 2003 from 30.4% for the nine months ended September 30, 2002. Both the dollar and percentage increases were primarily due to increased sales and an improvement in brand mix resulting from increased sales of Henry branded premium products partially due to favorable weather patterns in certain parts of the country.  These increases were partially offset by the conversion of some of the Company’s products to non-asbestos bearing formulations, which have higher costs of manufacture.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $39.9 million for the nine months ended September 30, 2003, an increase of $2.9 million, or 7.8%, from $37.0 million for the nine months ended September 30, 2002.  The increase of $2.9 million was primarily due to increased sales volume, increased marketing expenses in support of the Company’s brand-building strategy, and increased distribution costs associated with the expanded relationship with Home Depot.  Selling, general and administrative expenses as a percentage of sales decreased to 23.7% for the nine months ended September 30, 2003 from 24.5% for the nine months ended September 30, 2002, due primarily to the fixed nature of certain of these costs.

AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased to $0.6 million for the nine months ended September 30, 2003 from $0.8 million for the nine months ended September 30, 2002.  Amortization expense is relatively consistent with the prior period, and is primarily due to the amortization of intangibles resulting from the acquisition of Monsey Bakor in 1998.

OPERATING INCOME. The Company’s operating income increased to $12.4 million for the nine months ended September 30, 2003, an increase of $4.3 million, or 53.1%, from $8.1 million for the nine months ended September 30, 2002.  The increase was attributable to higher sales volume and higher gross profit margins, partially offset by increased selling, general, and administrative expenses.

INTEREST EXPENSE. Interest expense decreased to $7.0 million for the nine months ended September 30, 2003, a decrease of $0.1 million, or 1.4%, from $7.1 million for the nine months ended September 30, 2002. The decrease was primarily due to a lower prime interest rate, and lower total borrowings.

INTEREST AND OTHER INCOME.  Interest and other income increased to $0.6 million for the nine months ended September 30, 2003, an increase of $0.5 million, or 500% from $0.1 million for the nine months ended September 30, 2002.  The increase was primarily due to gains from repurchase of Series B Senior Notes and gains on disposal of property and equipment.

PROVISION FOR INCOME TAXES. The provision for income taxes increased to $2.6 million for the nine months ended September 30, 2003, an increase of $2.1 million from provision for income taxes of $0.5 million for the nine months ended September 30, 2002. The increase in provision for income taxes is primarily related to the Company’s increased operating income for the nine months ended September 30, 2003.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.  The Company recorded a $19.7 million charge resulting from the impairment of goodwill associated with the Company’s adoption of SFAS No. 142 that changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS No. 142 changed the method for assessing goodwill impairments from an undiscounted cash flow method prescribed by SFAS No. 121 to a fair market value approach.

NET INCOME (LOSS).  Net income increased to $3.4 million for the nine months ended September 30, 2003, an increase of $22.4 million from a loss of $19.0 million for the nine months ended September 30, 2002. The increase was primarily due to the cumulative change in accounting principle in fiscal 2002 and increased sales volume, improvement in gross profit percentage, and other factors discussed above.

Liquidity and Capital Resources

The Company’s current requirements for capital are primarily for working capital, capital expenditures and debt service. Henry Company’s primary sources of capital to finance such needs are cash flow from operations and borrowings under bank credit facilities. In August 2001, the Company entered into a replacement credit facility agreement and received funding from two new financial institutions.  The replacement credit facility provides for a $25 million revolving credit facility and a $10 million term loan. Upon closing, $3.5 million of the term loan was drawn down.  This replacement facility was amended in September 2003 and among other items provides the Company improved pricing options and greater borrowing flexibility.  The facility is now financed entirely by one financial institution. The facility expires in January 2008 and is collateralized by substantially all of the Company’s United States assets. Borrowings on the line of credit bear interest at the prime rate (4.0% at September 30, 2003) with an option to borrow based on the LIBOR rate. The loan balance outstanding and the remaining availability of credit under the revolver were $7.5 million and $16.4 million respectively, at September 30, 2003. The Company also maintains a $5.2 million credit line with a Canadian bank to finance Canadian operations.  The balance outstanding under this revolving line at September 30, 2003 was $0.8 million.  Availability under the Canadian credit facility was $4.4 million at September 30, 2003.

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

Cash flows for the Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

The Company’s net cash provided by operations was $0.6 million for the nine months ended September 30, 2003 compared to net cash used in operations of $1.0 million for the nine months ended September 30, 2002.  This change resulted from an increase in net income for the nine months ended September 30, 2003 which was partially offset by increased accounts receivable, an increase in other assets and certain other working capital changes.  Cash flows used in investing activities were $0.8 million and $1.8 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in cash used in investing activities was primarily due to an increase in proceeds from the disposal of property and equipment of $1.5 million, partially offset by an increase in capital expenditures of $0.5 million.  Cash provided by financing activities during the nine months ended September 30, 2003 and 2002 was $1.0 million and $2.9 million, respectively.  The decrease of $1.9 million for the nine months ended September 30, 2003 from the nine months ended September 30, 2002 was primarily due to the repurchase of Series B Senior Notes, partially offset by increased borrowings under line of credit agreements.

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

EBITDA

EBITDA, as defined in the indenture relating to the Company’s outstanding 10% Senior Notes, represents net earnings before taking into consideration taxes on earnings, interest expense, depreciation and amortization, gains and losses from asset sales, gains from extraordinary items, and non-recurring, non-cash charges, less any cash expended that funds a non-recurring, non-cash charge. While EBITDA is not a GAAP measure and should not be construed as a substitute for operating earnings, net earnings, or cash flows from operating activities in analyzing operating performance, financial position or cash flows, EBITDA has been included because it is commonly used by certain investors and analysts to analyze and compare companies on the basis of operating performance, leverage and liquidity. This data is relevant to an understanding of the economics of the Company’s business as it indicates cash flow available from operations (and/or trends in cash flow available from operations) to service debt and satisfy certain fixed obligations. A reconciliation of net income (loss) to EBITDA for the three and nine-month periods ended September 30, 2002 and 2003 is as follows:

	EBITDA Three months Ended		EBITDA Nine months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
	(In thousands)		(In thousands)

Net income (loss)	$1,562	$3,077	$(19,035)	$3,380
Provision for income taxes	919	2,411	533	2,586
Interest expense	2,513	2,413	7,062	6,983
Cumulative effect of change in accounting principle	—	—	19,686	—
Nonrecurring gains from extinguishment of debt and disposal of property	(110)	(409)	(114)	(731)
Adjustment for cash payment of prior accrual for environmental charge	(15)	(11)	(47)	(46)
Depreciation and amortization	1,402	1,324	4,108	3,859
EBITDA	$6,271	$8,805	$12,193	$16,031

Recent Accounting Pronouncements

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

In March 2003, the consensus of EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” was published.  EITF Issue No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  Specifically, EITF Issue No. 00-21 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  The provisions of EITF Issue No. 00-21 are effective for arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of this Statement did not have a significant impact on the Company’s financial position, results of operations, or cash flows.

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

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51.”  The Interpretation clarified the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of this Interpretation are effective for all enterprises with variable interests in variable interest entities created after January 31, 2003, and was required to be implemented by no later than the third quarter of 2003.

FASB Staff Position No. FIN 46-6, “Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities,” was issued with an effective date of October 9, 2003. This FASB Staff Position deferred the effective date for applying the provisions of Interpretation 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. A public entity need not apply the provisions of Interpretation 46 to an interest held in a variable interest entity or potential variable interest entity until the end of the first interim or annual period ending after December 15, 2003 if both of the following apply:

1. The variable interest entity was created before February 1, 2003.

2. The public entity has not issued financial statements reporting interests in variable interest entities in accordance with Interpretation 46, other than certain required disclosures.

The Company is assessing the effects of FIN 46-6 and will implement any applicable provisions for its consolidated financial statements for the year ending December 31, 2003.

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

ITEM 4.                       CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the rules and forms of the Securities and Exchange Commission.  There have been no material changes in the Company’s internal controls over financial reporting or in other factors reasonably likely to affect the internal controls over financial reporting during the quarter ended September 30, 2003.

Part II.                    Other Information

ITEM 1.                       LEGAL PROCEEDINGS

Incorporated by reference to the Company’s Annual Report on Form 10-K as of December 31, 2002.  Also, refer to

Footnote 8 of the Consolidated Financial Statements notes in this Quarterly Report on Form 10-Q for the period ended September 30, 2003.

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

ITEM 6.                      EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	10.17	Amendment Number 5 to Second Amended and Restated Credit Agreement dated September 8, 2003.

	31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following reports on Form 8-K were filed during the quarterly period ended September 30, 2003:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	HENRY COMPANY

/s/ Jeffrey A. Wahba

By: JEFFREY A. WAHBA
Its: Vice President, Secretary
And Chief Financial Officer